Form 10-Q
period 2025-09-30
MIAMI INTERNATIONAL HOLDINGS, INC.
filed 2025-11-07
CIK 1438472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42805
___________________________________
Miami International Holdings, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	26-1482385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Roszel Road, Suite 1A Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)
(609) 897-7300
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MIAX	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Class	October 31, 2025
Common stock, par value $0.001 per share	81,435,030

TRADEMARK AND OTHER INFORMATION
We own MIAX®, MIAX Options®, MIAX Pearl®, MIAX Emerald® and MIAX Sapphire® as trademarks or service marks in the United States and certain other jurisdictions. MIAX Futures™ and TINI™ are currently pending.
This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but in the case of our trademarks and trade names or those of our licensors, such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
This Quarterly Report on Form 10-Q contains estimates and information concerning our industry, including market position, market size and growth rates of the markets in which we participate, that are based on industry publications and reports. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we are responsible for all of the disclosure contained in this Quarterly Report on Form 10-Q and we believe the information from the industry publications and other third-party sources included in this Quarterly Report on Form 10-Q is reliable, we have not independently verified the accuracy or completeness of the data contained in such sources. Similarly, while we believe our management estimates to be reasonable, they have not been verified by any independent sources. Forecasts and other forward-looking information with respect to industry are subject to the same qualifications and additional uncertainties regarding the other forward-looking statements in this Quarterly Report on Form 10-Q. See the section titled “Special Note Regarding Forward-Looking Statements.” The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). These and other factors could cause results to differ materially from those expressed in these publications and reports.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and other filings with the SEC.
While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Some factors that could cause actual results to differ include:
•our ability to attract trading volume to our exchanges;
•our ability to maintain order flow from providers following the expiration of our ERPs;
•revenues from our market data fees and access and capacity fees;
•price competition in our industry;
•our dependence on third parties;
•changes in user preferences;
•our ability to attract and retain skilled management and other personnel;
•our ability to minimize the risks, including credit and default risks, associated with operating a clearing house;
•the growth of our business through offering new services and product offerings and acquisitions or strategic alliances;
•our ability to invest in technology and keep up with rapid technological changes affecting our industry;
•the impairment of our goodwill, other intangible assets or investments;
•changes to the regulatory environment and compliance with law and regulations;
•the efficacy of our risk management methods;
•litigation risks and other liabilities;
•our ability to protect our intellectual property rights and avoid violating the intellectual property rights of others; and
•the impact on our business of global economic, political and financial market events or conditions, including regional conflicts and war.

For a detailed discussion of these and other factors that might affect our performance, see Part II, Item 1A of this Quarterly Report. We do not undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(dollars in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$401,482	$150,341
Cash and securities segregated under federal and other regulations	29,509	30,809
Accounts receivable, net	99,864	92,415
Restricted cash	6,005	6,270
Clearing house performance bonds and guarantee funds	86,204	87,744
Participant margin deposits	1,151	1,234
Receivables from broker-dealers, futures commission merchants, and clearing organizations	123,302	147,164
Current portion of derivative assets	14,052	33,536
Other current assets	30,452	23,303
Total current assets	792,021	572,816

Investments	14,180	31,022
Fixed assets, net	47,861	44,478
Internally developed software, net	35,987	32,262
Goodwill	64,739	46,818
Other intangible assets, net	189,125	114,224
Derivative assets, net of current portion	12,955	50,304
Other assets, net	68,402	81,727
Total assets	$1,225,270	$973,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other liabilities	$81,803	$120,361
Accrued compensation payable	31,910	33,523
Current portion of long-term debt	4,957	4,767
Deferred transaction revenues	9,166	2,710
Clearing house performance bonds and guarantee funds	85,704	87,244
Participant margin deposits	1,151	1,234
Payables to customers	133,853	152,637
Payables to clearing organizations	745	2,746
Total current liabilities	349,289	405,222
Long-term debt	1,506	32,268
Deferred income taxes	21,999	10,766
Puttable common stock, net of current portion	—	78,424
Puttable warrants issued with debt	—	64,188
Other non-current liabilities	20,567	15,166
Total liabilities	393,361	606,034
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Convertible preferred stock - par value $0.001 (25,000,000 authorized, and 0 issued and outstanding at September 30, 2025 and 781,859 issued and outstanding at December 31, 2024)	—	1
Common stock - voting and nonvoting, par value $0.001 (600,000,000 authorized (400,000,000 voting, 200,000,000 nonvoting); 81,767,756 issued and 81,413,957 outstanding common stock at September 30, 2025 (81,413,957 voting, 0 nonvoting) and 63,219,480 issued and 63,181,011 outstanding non-puttable common stock at December 31, 2024 (59,683,661 voting, 3,497,350 nonvoting))	82	63
Common stock in treasury, at cost, 353,799 shares at September 30, 2025 and 38,469 shares at December 31, 2024	(8,232)	(775)
Additional paid-in capital	1,502,973	930,638
Accumulated deficit	(662,283)	(562,310)
Accumulated other comprehensive loss, net	(631)	—
Total stockholders’ equity	831,909	367,617
Total liabilities and stockholders’ equity	$1,225,270	$973,651
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Transaction and clearing fees	$292,814	$240,623	$868,257	$712,209
Access fees	27,096	22,490	77,285	66,787
Market data fees	10,730	9,143	30,625	24,808
Other revenue	9,138	4,400	18,472	12,372
Total revenues	339,778	276,656	994,639	816,176
Cost of revenues:
Liquidity payments	217,286	167,797	606,983	525,399
Brokerage, clearing, and exchange fees	11,612	17,731	42,547	51,134
Section 31 fees	—	20,241	35,225	40,108
Equity rights program	—	—	—	1,975
Other cost of revenues	1,397	1,329	3,855	3,621
Total cost of revenues	230,295	207,098	688,610	622,237
Revenues less cost of revenues	109,483	69,558	306,029	193,939
Operating expenses:
Compensation and benefits	68,753	37,850	146,734	107,227
Information technology and communication costs	9,290	7,250	25,689	21,442
Depreciation and amortization	8,229	6,045	21,337	17,107
Occupancy costs	3,568	2,335	9,018	7,032
Professional fees and outside services	10,807	12,658	30,159	34,663
Marketing and business development	759	663	2,077	2,198
Acquisition-related costs	—	—	2,901	—
General, administrative, and other	8,382	3,916	18,835	14,253
Total operating expenses	109,788	70,717	256,750	203,922
Operating income (loss)	(305)	(1,159)	49,279	(9,983)
Non-operating (expense) income:
Change in fair value of puttable common stock	(338)	(6,791)	(2,229)	(8,149)
Change in fair value of puttable warrants issued with debt	(255)	(1,635)	(1,172)	(1,635)
Interest income	2,658	840	5,371	1,976
Interest expense and amortization of debt issuance costs	(3,378)	(2,208)	(12,710)	(9,532)
Gain (loss) on sale of intangible asset	—	—	(2,054)	52,604
Unrealized gain (loss) on derivative assets	7,979	10,010	(39,039)	76,684
Loss on debt extinguishment	(107,656)	—	(107,656)	—
Other, net	(1,595)	(703)	10,765	(149)
Income (loss) before income tax provision	(102,890)	(1,646)	(99,445)	101,816
Income tax (expense) benefit	810	(1,559)	(528)	(2,721)
Net income (loss)	(102,080)	(3,205)	(99,973)	99,095
Net loss attributable to non-controlling interest	—	(1)	—	(137)
Net income (loss) attributable to Miami International Holdings, Inc.	$(102,080)	$(3,204)	$(99,973)	$99,232

Weighted-average shares of common stock outstanding
Basic	70,128,197	63,246,820	66,168,315	60,477,992
Diluted	70,128,197	63,246,820	66,168,315	75,212,560
Net income (loss) per share attributable to common stock
Basic	$(1.46)	$(0.05)	$(1.51)	$1.64
Diluted	$(1.46)	$(0.05)	$(1.51)	$1.35
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(102,080)	$(3,204)	$(99,973)	$99,232
Other comprehensive loss:
Foreign currency translation adjustments, net of tax benefit of $207 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $75 and $0 for the nine months ended September 30, 2025 and 2024, respectively	(1,754)	—	(631)	—
Comprehensive income (loss) attributable to stockholders, net of tax	$(103,834)	$(3,204)	$(100,604)	$99,232

See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income, net	Total MIH Stockholders’ Equity	Non-controlling interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	746,859	$1	57,536,502	$57	—	$—	$833,080	$(668,496)	$—	$164,642	$(861)	$163,781
Adoption of ASU 2020-06	—	—	—	—	—	—	(375)	231	—	(144)	—	(144)
Issuance of common stock - warrant exercises	—	—	20,416	—	—	—	150	—	—	151	—	151
Issuance of common stock	—	—	275,610	—	—	—	5,531	—	—	5,531	—	5,531
Issuance of warrants with common stock	—	—	—	—	—	—	119	—	—	119	—	119
Employee & Director stock transactions	—	—	111,785	—	—	—	—	—	—	—	—	—
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(34,457)	(690)	—	—	—	(690)	—	(690)
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(12,307)	—	—	—	(246)	—	—	(246)	—	(246)
Settlement of convertible loans in common stock	—	—	322,223	—	—	—	5,799	—	—	5,799	—	5,799
Settlement of interest payable in common stock	—	—	13,820	—	—	—	249	—	—	249	—	249
Issuance of common stock for induced conversion of convertible loans	—	—	5,557	—	—	—	100	—	—	100	—	100
Equity rights program	—	—		—	—	—	1,175	—	—	1,175	—	1,175
Share-based compensation, net of cancellations and forfeitures	—	—	100,000	—	—	—	9,452	—	—	9,452	—	9,452
Net loss	—	—	—	—	—	—	—	(4,950)	—	(4,950)	(23)	(4,973)
Balance, March 31, 2024	746,859	$1	58,373,606	$57	(34,457)	$(690)	$855,034	$(673,215)	$—	$181,188	$(884)	$180,304
Issuance of common stock - warrant exercises	—	—	1,453,319	1	—	—	1,220	—	—	1,220	—	1,220
Employee & Director stock transactions	10,000	—	209,104	1	—	—	1,886	—	—	1,887	—	1,887
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(824)	—	—	—	(16)	—	—	(16)	—	(16)
Settlement of convertible loans in common stock	—	—	2,561,111	3	—	—	46,098	—	—	46,101	—	46,101
Settlement of interest payable in common stock	—	—	86,306	—	—	—	1,553	—	—	1,553	—	1,553
Issuance of common stock for induced conversion of convertible loans	—	—	62,449	—	—	—	1,265	—	—	1,265	—	1,265
Equity rights program	—	—	—	—	—	—	800	—	—	800	—	800
Warrant extension in connection with debt amendments	—	—	—	—	—	—	520	—	—	520	—	520
Share-based compensation, net of cancellations and forfeitures	—	—	433,882	1	—	—	10,488	—	—	10,489	—	10,489
Net income	—	—	—	—	—	—	—	107,386	—	107,386	(113)	107,273
Balance, June 30, 2024	756,859	$1	63,178,953	$63	(34,457)	$(690)	$918,848	$(565,829)	$—	$352,393	$(997)	$351,396
Issuance of common stock - warrant exercises	—	—	313,182	1	—	—	153	—	—	154	—	154
Employee & Director stock transactions	25,000	—	95,173	—	—	—	801	—	—	801	—	801
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(350)	(7)	—	—	—	(7)	—	(7)
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(534,347)	(1)	—	—	(11,146)	—	—	(11,147)	—	(11,147)
Settlement of convertible loans in common stock	—	—	69,443	—	—	—	1,250	—	—	1,250	—	1,250
Settlement of interest payable in common stock	—	—	4,034	—	—	—	73	—	—	73	—	73
Share-based compensation, net of cancellations and forfeitures	—	—	(92,497)	—	—	—	12,116	—	—	12,116	—	12,116
Net loss	—	—	—	—	—	—	—	(3,204)	—	(3,204)	(1)	(3,205)
Balance, September 30, 2024	781,859	$1	63,033,941	$63	(34,807)	$(697)	$922,095	$(569,033)	$—	$352,429	$(998)	$351,431

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (continued)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss) , net	Total MIH Stockholders’ Equity	Non-controlling interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	781,859	$1	63,219,480	$63	(38,469)	$(775)	$930,638	$(562,310)	$—	$367,617	$—	$367,617
Issuance of common stock - warrant exercises	—	—	5,000	—	—	—	70	—	—	70	—	70
Employee & Director stock transactions	11,568	—	16,662	—	—	—	—	—	—	—	—	—
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(51,373)	—	—	—	(1,148)	—	—	(1,148)	—	(1,148)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(35,648)	(796)	—	—	—	(796)	—	(796)
Conversion of puttable common stock into non-puttable common stock	—	—	1,150,142	1	—	—	25,693	—	—	25,694	—	25,694
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	9,739	—	—	9,739	—	9,739
Net loss	—	—	—	—	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Balance, March 31, 2025	793,427	$1	64,339,911	$64	(74,117)	$(1,571)	$964,992	$(583,730)	$—	$379,756	$—	$379,756
Common stock reacquired in exchange for pre-funded warrant	—	—	(6,218,504)	(6)	—	—	6	—	—	—	—	—
Issuance of common stock - warrant exercises	—	—	1,540,280	2	—	—	3,235	—	—	3,237	—	3,237
Employee & Director stock transactions	—	—	281,505	—	—	—	1,002	—	—	1,002	—	1,002
Share-based compensation, net of cancellations and forfeitures	—	—	395,891	—	—	—	9,621	—	—	9,621	—	9,621
Net income	—	—	—	—	—	—	—	23,527	—	23,527	—	23,527
Other comprehensive income	—	—	—	—	—	—	—	—	1,123	1,123	—	1,123
Balance, June 30, 2025	793,427	$1	60,339,083	$60	(74,117)	$(1,571)	$978,856	$(560,203)	$1,123	$418,266	$—	$418,266
Common stock reacquired in exchange for pre-funded warrant	—	—	(575,071)	(1)	—	—	1	—	—	—	—	—
Issuance of common stock - warrant exercises	—	—	485,689	1	—	—	—	—	—	1	—	1
Employee & Director stock transactions	153,532	—	366,430	—	—	—	3,885	—	—	3,885	—	3,885
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(422,267)	—	—	—	(13,228)	—	—	(13,228)	—	(13,228)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(279,682)	(6,661)	—	—	—	(6,661)	—	(6,661)
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	17,250,000	17	—	—	359,327	—	—	359,344	—	359,344
Conversion of preferred shares into common shares upon IPO	(946,959)	(1)	946,959	1	—	—	—	—	—	—	—	—
Reclassification of puttable warrants issued with debt upon IPO	—	—	—	—	—	—	65,360	—	—	65,360	—	65,360
Conversion of puttable common stock into common stock upon IPO	—	—	2,801,862	3	—	—	64,440	—	—	64,443	—	64,443
Warrant modification	—	—	—	—	—	—	1,516	—	—	1,516	—	1,516
Conversion of puttable common stock into common stock	—	—	575,071	1	—	—	13,225	—	—	13,226	—	13,226
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	29,591	—	—	29,591	—	29,591
Net loss	—	—	—	—	—	—	—	(102,080)	—	(102,080)	—	(102,080)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,754)	(1,754)	—	(1,754)
Balance, September 30, 2025	—	$—	81,767,756	$82	(353,799)	$(8,232)	$1,502,973	$(662,283)	$(631)	$831,909	$—	$831,909
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income / (loss)	$(99,973)	$99,095
Adjustments to reconcile income / (loss) to net cash provided by operating activities:
Amortization of debt discount and issue cost	2,973	1,914
Settlement of interest payable in common stock	—	1,875
Depreciation and amortization	21,337	17,107
Share based compensation expense	48,007	33,592
Provision for accounts receivable credit losses	103	—
Provision for deferred income taxes	83	2,925
Provision for notes receivable credit losses	—	2,611
Impairment of long-lived assets	2,717	—
Settlement of induced conversion expense in common stock	—	1,365
Change in fair value of puttable common stock	2,229	8,149
Change in fair value of puttable warrants issued with debt	1,172	1,635
Unrealized (gain) loss on equity securities owned	(10,320)	1,595
Realized loss on sale of intangible assets	2,054	—
Proceeds from sale of Pyth tokens	16,239	—
Unrealized (gain) loss on derivative assets	39,039	(76,684)
Loss on debt extinguishment	107,656	—
Warrant modifications	1,516	—
Other	(821)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,327)	(10,347)
Clearing house performance bonds and guarantee funds	(1,540)	2,853
Participant margin deposits	(83)	(14,753)
Receivables from broker-dealers, futures commission merchants, and clearing organizations	23,862	32,917
Other current assets	354	1,393
Other assets	13,595	(5,930)
Accounts payable and other liabilities	(19,017)	(1,902)
Accrued compensation payable	(2,438)	(4,260)
Other liabilities	(1,593)	(2,058)
Deferred transaction revenue	806	240
Payables to customers	(18,784)	(20,289)
Payables to clearing organizations	(2,001)	(644)
Net cash provided by operating activities	120,845	72,399
Cash flows from investing activities:
Capital expenditures	(18,673)	(20,624)
Capitalization of internally developed software	(9,363)	(9,321)
Purchase of investments	—	(1,578)
Cash paid for acquisitions, net of cash acquired	(56,458)	—
Net cash used in investing activities	(84,494)	(31,523)

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	368,977	—
Payment of IPO costs	(2,346)	—
Proceeds from debt issuance, net of debt discount	36,881	35,474
Puttable warrants with debt	—	59,526
Payment of other debt issuance costs	(1,975)	(5,267)
Repayments of debt	(140,000)	(57,322)
Prepayment premium and other expenses paid related to debt repayment	(36,107)	—
Repayments of capital lease obligations	(103)	(128)
Repurchases of common stock from employee stock incentive plans	(21,833)	(12,106)
Proceeds from issuance of warrants with common stock and debt	—	119
Proceeds from issuance of common stock and convertible preferred stock	8,192	9,743
Net cash provided by financing activities	211,686	30,039
Effect of exchange rate changes on cash and cash equivalents	(84)	—
Increase in cash, cash equivalents, segregated cash, and restricted cash	247,953	70,915
Cash, cash equivalents, segregated cash and restricted cash at beginning of period	276,398	176,138
Cash, cash equivalents, segregated cash, and restricted cash at end of period	$524,351	$247,053

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$401,482	$125,091
Cash segregated under federal and other regulations	29,509	33,256
Restricted cash	6,005	6,375
Restricted cash (clearing house performance bonds and guarantee funds)	86,204	70,700
Restricted cash (participant margin deposits)	1,151	11,631
Total	$524,351	$247,053

Supplemental disclosure of cash transactions:
Cash paid for income taxes	$1,271	$269
Cash paid for interest	$8,950	$9,236

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,608	$4,078
Assets acquired under capital leases	144	287
Non-cash amounts related to capitalized internally developed software	944	441
Total non-cash investing activities	$6,696	$4,806

Supplemental disclosure of non-cash financing activities:
Deferred offering costs not yet paid	$1,387	$—
Deferred IPO cost recognized as additional paid-in capital	5,901	—
Conversion of puttable common stock into common stock	103,361	—
Conversion of puttable warrants into non-puttable warrants	65,360	—
Non-cash warrant modification	1,516	—
Issuance of warrants with debt or debt amendments	—	520
Settlement of convertible loans in common stock	—	53,150
Total non-cash financing activities	$177,525	$53,670
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.NATURE OF OPERATIONS
Miami International Holdings, Inc. (“MIH” or the “Company”) through its subsidiaries operates diverse markets across options, futures, and cash equities. This includes markets in U.S. options through MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire; U.S. equities through MIAX Pearl Equities (collectively, the “MIAX Exchanges”); futures and options on futures through the MIAX Futures Exchange, LLC (“MIAX Futures” formerly Minneapolis Grain Exchange), Dorman Trading, LLC (“Dorman Trading”) and LedgerX LLC (“LedgerX”) d/b/a MIAX Derivatives Exchange (“MIAXdx”); and international listings through the Bermuda Stock Exchange (“BSX”) and The International Stock Exchange (“TISE”). The MIAX Exchanges, MIAX Futures and BSX are powered by the Company’s in-house built proprietary technology platform.
On August 12, 2024, the Company launched its fourth electronic U.S. equity option exchange, MIAX Sapphire, a Taker-Maker exchange, with a trading floor in Miami, Florida, which launched in September 2025.
On June 5, 2025, the Company, via its wholly-owned subsidiary MIH East Holdings, Limited (“MIH East”) acquired the entire issued and to be issued ordinary share capital of the International Stock Exchange Group Limited (“TISEG”) not already owned by MIH East (“TISE Acquisition”). TISEG, which via its subsidiary, The International Stock Exchange Authority Limited (“TISEA”), provides financial markets and securities services to public and private companies. TISEA operates TISE, an investment exchange which is regulated by the Guernsey Financial Services Commission (“GFSC”).
The Company is headquartered in Princeton, New Jersey with principal offices in Miami, Minneapolis, Chicago, Hamilton, Bermuda and St. Peter Port, Guernsey.
Reverse Stock Split
On July 15, 2025, the Company amended its restated certificate of incorporation with the Secretary of the State of Delaware and effected a reverse stock split of the Company’s issued and outstanding and treasury shares of common stock, nonvoting common stock and Series B convertible preferred stock at a ratio of one-for-two (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares outstanding of common stock, nonvoting common stock and Series B convertible preferred stock were combined and now represent one share of common stock, nonvoting common stock and Series B convertible preferred stock, respectively. The Reverse Stock Split did not impact the number of authorized shares of common stock, Series B convertible preferred stock and nonvoting common stock or their par value. No fractional shares were issued as a result of the Reverse Stock Split.
All issued and outstanding shares of common stock, nonvoting common stock and Series B preferred stock, treasury stock, warrants to purchase shares of common stock, options to purchase shares of common stock, nonvoting common stock and Series B convertible preferred stock, restricted stock, per share data and related information contained in these unaudited interim condensed consolidated financial statements have been adjusted to give effect to the Reverse Stock Split for all periods presented.
Initial Public Offering
On August 15, 2025, the Company closed its initial public offering (the “IPO”), in which the Company issued 17,250,000 shares of common stock at a public offering price of $23.00 per share, which included 2,250,000 shares issued pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock. The Company received $396.8 million in proceeds from the IPO, before deducting underwriting discounts and commissions and offering expenses. A portion of the proceeds received was used to fully repay all of the Company’s outstanding borrowings under the 2029 Senior Secured Term Loan, including the Incremental Term Loan (as defined below). See Note 11 - Debt Obligations.
Additionally, in connection with the IPO, all shares of the Company’s outstanding nonvoting common stock and Series B convertible preferred stock were converted into a total of 3,706,117 and 946,959 shares, respectively, of the Company’s common stock on a one-to-one basis.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and transactions of the Company and its majority owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company’s final prospectus for its IPO dated August 13, 2025 (the “Final Prospectus”), and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of September 30, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2024.
In preparing the condensed consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the Company’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company believes these adjustments are of a normal recurring nature.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates are based on historical experience, and other assumptions that management believes to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities.
Assumptions and estimates used in preparing the condensed consolidated financial statements include those related to the reserve for credit losses on receivables, useful lives and impairment of fixed assets, the capitalization and estimated useful life of internally developed software, the valuation of puttable common stock and puttable warrants issued with debt, the recognition and measurement of goodwill and intangible assets, impairment of long-term investments, the valuation and recognition of share-based compensation, the discount rate used for operating leases, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of derivative assets. Actual results could differ from these estimates and could have a material adverse effect on the Company’s condensed consolidated financial statements.
Segment Information
The Company has four business segments: Options, Equities, Futures and International, which is reflective of how the Company’s chief operating decision-maker (“CODM”) reviews and operates the business. See Note 19 - Segment Reporting for more information. Substantially all of the Company’s revenues and assets are attributed to or located in the United States.
Recent Accounting Pronouncements
Recent Accounting Pronouncements – Adopted by the Company
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”), which addresses the accounting and disclosure requirements for certain crypto assets. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within that year, which will require the Company to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 350-60 will also require the Company to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. While ASU 350-60 provides clarity on expected changes to the accounting standards for crypto assets, the accounting standard may not resolve all uncertainties regarding how the Company accounts for crypto asset transactions, crypto assets, and related revenue and expenses. The adoption of the standard did not have any material impact on the Company’s condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The Company adopted this new standard as of January 1, 2024 using the modified retrospective approach, which resulted in a $0.4 million decrease in additional paid-in capital, $0.2 million decrease in the opening balance of accumulated deficit, and $0.2 million increase in the outstanding debt balance.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company retrospectively adopted the ASU for the period ended December 31, 2024. The adoption of the standard did not have any material impact on the Company’s condensed consolidated financial statements. See Note 19 - Segment Reporting.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. In January 2024, the Company adopted ASU 2021-08, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The amendments are effective for the Company beginning after December 15, 2023. In January 2024, the Company adopted ASU 2022-03, and the adoption had no material impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends annual     income tax disclosure requirements to include disaggregated information about the Company’s effective tax rate reconciliation and income taxes paid. For public entities, the amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively with the option to apply retrospectively to all prior periods presented in the financial statements. The Company will include the necessary disclosures in its annual consolidated financial statements for the year ending December 31, 2025. ASU 2023-09 will have no impact on the Company’s financial position or results of operations. The disclosures are required on an annual basis and therefore had no impact on the Company’s interim condensed consolidated financial statements.
Recent Accounting Pronouncements - Not yet adopted by the Company
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments require comprehensive income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03 for public entities. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027 and is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The accounting improvements replace the development-stage-based guidance with a principles-based “probable-to-complete” capitalization threshold and clarify disclosure requirements for capitalized internal-use software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim reporting periods within those annual periods, with early adoption permitted. The Company expects to adopt the update for the interim and annual

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
financial statements issued for the year ending December 31, 2028 and is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.
3.BUSINESS COMBINATIONS
On June 5, 2025, the Company, via MIH East completed the TISE Acquisition. TISEG, through its subsidiary, TISEA, provides financial markets and securities services to public and private companies. TISEA operates an investment exchange known as TISE and is regulated by the GFSC. TISE is headquartered in Guernsey. The TISE Acquisition provides the Company access to the European and UK markets, as well as access to another vertically integrated market ecosystem.
Prior to the TISE Acquisition, MIH East owned 29.46% of the issued ordinary share capital in TISE. The Company remeasured such pre-existing equity interest at fair value for $25.5 million based on the purchase price. The remeasurement resulted in the recognition of a pre-tax gain of $8.6 million, which was reflected within other, net in non-operating (expense) income on the condensed consolidated statement of operations. The total cash consideration paid for the remaining issued and to be issued ordinary share capital of TISE was approximately £51.5 million ($69.7 million).
The acquisition was accounted for as a business combination. Assets acquired totaled approximately $116.1 million, including $18.0 million of goodwill and $76.0 million of intangible assets. The goodwill generated in the acquisition is not tax deductible. Total liabilities assumed amounted to approximately $20.9 million. The Company has completed the purchase price allocation and assessment of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$12,423
Accounts receivable	1,967
Other current assets	5,872
Fixed assets	109
Internally developed software	1,200
Other assets	528
Other intangible assets	76,000
Goodwill	18,042
Total assets acquired	116,141
Accounts payable and other liabilities	1,333
Other current liabilities	1,532
Deferred transaction revenues	5,689
Non-current liabilities	1,127
Deferred tax liability	11,227
Total liabilities assumed	20,908
Total purchase consideration	$95,233
The estimated useful lives of intangible assets, primarily based on the expected period of benefit to the Company, and fair values of the identifiable intangible assets at acquisition date were as follows (in thousands):

	Fair Value	Estimated Useful Life
Exchange license	$63,000	Indefinite
Customer relationships	$13,000	15 years
For the nine months ended September 30, 2025, the Company incurred acquisition costs of $2.9 million. These costs included legal and other professional services directly related to the acquisition of TISE and were recognized in acquisition-related costs in the Company's condensed consolidated statement of operations.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Since the acquisition of TISE on June 5, 2025, the Company has included revenue of $4.7 million and $6.1 million, and net income of $2.3 million and $2.7 million, in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
4.REVENUE RECOGNITION
The Company primarily generates revenues by assessing fees to its member firms for the services it renders, which include providing access to its exchanges, enabling transaction-based trading on its exchanges, and providing access to various market data. Revenue for the Company’s services are recognized as control of the services are transferred to the customer. The amount recognized is the amount that reflects the consideration the Company expects to be entitled to in exchange for its services.
The Company determines the transaction price at the outset of the arrangement based on the contractual and payment terms associated with the transaction. The typical term for the Company’s contracts with customers ranges from the time it takes to complete a single transaction to one month, depending on the service being provided. Customers are usually billed each month in arrears with standard payment terms, although the Company does occasionally bill customers in advance. Fees associated with each contract are fixed within the month in which the service is provided. The Company assesses the services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service that is distinct — i.e., if such service is separately identifiable and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
Transaction and clearing fees: Transaction fees represent fees the Company charges to its exchange member firms, as customers, for the performance obligation of executing a trade on the Company’s exchanges and comprise the majority of the Company’s revenues. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis in accordance with the Company’s published fee schedules. Transaction fees also include Dorman Trading’s sales and brokerage commissions generated by customers trading activity on options and futures. Commission revenue is reported on a gross basis as the Company is responsible for the execution of the customers’ purchases and sales and maintaining relationships with exchanges. Transaction fees are recognized across all operating segments and are recorded as transactions occur on a trade-date basis.
Clearing fees, which include settlement fees, are charged by the Company for transactions cleared by MIAX Futures, Dorman Trading, MIAXdx and BSX. Clearing fees can be variable based on cleared volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded and billed on a monthly basis in accordance with the Company’s published fee schedules. Clearing fees that are passed through to the customers’ accounts are reported gross on the Company’s condensed consolidated statements of operations as the Company maintains control over the clearing and execution services provided, maintains relationships with the exchanges or clearing brokers, and has ultimate discretion in whether the fees are passed through to the customers and the rates at which they are passed through. Clearing fees are recognized in the Futures segment for MIAX Futures, Dorman Trading and MIAXdx and in the International segment for BSX and are recorded as transactions are cleared.
In the event that a customer prepays for transaction fees, revenue is recognized as transactions occur. Tiered discounts are offered to customers based on the amount of trades that are executed on the Company’s exchanges. As these are volume driven, they reduce the transaction price and are recorded net in transaction fees on the condensed consolidated statements of operations. Liquidity payments paid for certain customer transactions are accounted for as consideration payable to a customer and are recorded separately as liquidity payments, which are classified within cost of revenue in the condensed consolidated statements of operations.
Transaction and clearing fees also result in regulatory fees. Regulatory fees include the options regulatory fee (“ORF”) and Section 31 fees. ORF is in place to fund the Company’s regulatory oversight function of the exchange marketplace and is determined based on the number of customer contracts and cannot be used for non-regulatory purposes. Section 31 fees are transaction fees charged by the SEC to the exchanges. The Section 31 fees charged to customers are based on the fee set by the SEC per notional value of transactions executed on the Company’s securities markets and are calculated and billed monthly. The Section 31 fees collected by the Company are ultimately payable to the SEC and are therefore classified within cost of revenue in the condensed consolidated statements of operations. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment and the fee will revert to a new rate once legislation for fiscal year 2026 appropriation is enacted.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Access fees: Access fees include fees assessed for allowing customers, which include exchange member firms and non-member firms, to connect their networks to one of the Company’s exchanges or to an external exchange for a specified period of time. Fees for these services are assessed to customers for the opportunity to trade as member firms, or in the case of non-member firms to provide these services to member firms and use other related functions of the exchanges. Access fees are billed monthly in accordance with the Company’s published fee schedules and recognized during the period the service is provided, which is generally one month. Access fees are recognized across all operating segments.
Market data fees: Market data fees include making market data available to customers either through direct subscriptions, through third party platforms or through the Company’s participation in the Consolidated Tape Association (“CTA”) Plan, the Unlisted Trading Privileges (“UTP”) Plan, and the Consolidated Quotation System (“CQS”) Plan and the Options Price Regulatory (“OPRA”) Plan (collectively the “U.S. Tape Plans”). Market data revenue includes distributions from the U.S. Tape Plans, which is distributed based upon each individual exchange’s market share of U.S. volume, trades, and/or quotes. Market data revenue also includes market data revenue earned from the sale of proprietary market data directly to the customer on a subscription basis or from third parties where the Company is the principal in the transaction. Market data revenue is recognized in the period the data is provided. U.S. Tape Plan market data is recognized in the Options and Equities segments. Proprietary market data fees are recognized across all operating segments.
Other revenue: Other revenue primarily includes initial and annual listing fees from BSX, TISE and MIAX Futures listings, member fines, office rental income and interest income from MIAX Futures and Dorman Trading clearing operations. Initial listing fees are billed upfront and recognized as revenue when the performance obligations is satisfied upon the listing becoming effective, which occurs shortly after the contract execution. Annual listing fees are recognized on a straight-line basis over the period to which the fee relates. Member fines are not available for general corporate purposes and can only be used to offset the cost of the MIAX Exchange’s regulatory operations.
Consideration payable to a customer: As discussed in the transaction and clearing fees section above, liquidity payments are accounted for as consideration payable to a customer and are recorded separately as liquidity payments within cost of revenues in the condensed consolidated statements of operations in the period in which the payment is earned by the customer and the payment is provided. In certain instances, including for new segments and proprietary products, liquidity payments may exceed transaction fees resulting in inverted pricing. The Company considers liquidity payments to be a distinct transaction. The Company believes that providing (or removing) liquidity is a distinct service that is provided by customers, as the Company benefits from having an enhanced liquidity pool available on its markets, and that it is separately identifiable given its separation on the published fee schedules. The Company believes that the enhanced liquidity pool attracts order flow and promotes order execution on the Company’s trading platforms. Through enhanced order flow, and therefore higher market share, the Company also earns additional market data fees and access fees.
Additionally, the Company issued certain warrants to customers as part of its ERP (as defined below) detailed in Note 17. Under these programs, the Company records the fair value of the number of warrants that vest in a period as a cost of revenues. Customers vest in the warrants as and when they transact certain volumes of trades on the Company’s exchanges which is considered a sales incentive offering that reward customers solely in return for executing increased trading volumes with the Company. The warrant vesting period for the last program ended on June 30, 2024.
The following table summarizes revenue disaggregated by the Company’s Options, Equities, Futures and International segments and the Corporate and Other unit (in thousands):

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$245,406	$31,899	$15,424	$85	$—	$292,814
Access fees	23,076	3,761	275	41	(57)	27,096
Market data fees	7,011	2,368	1,279	80	(8)	10,730
Other revenue	1,047	—	2,386	5,327	378	9,138
	$276,540	$38,028	$19,364	$5,533	$313	$339,778

Timing of revenue recognition
Services transferred at a point in time	$246,661	$31,899	$15,632	$1,924	$—	$296,116
Services transferred over time	29,879	6,129	3,732	3,609	313	43,662
	$276,540	$38,028	$19,364	$5,533	$313	$339,778

	Three Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$176,547	$43,569	$20,451	$56	$—	$240,623
Access fees	18,787	3,557	167	36	(57)	22,490
Market data fees	4,663	3,521	940	27	(8)	9,143
Other revenue	61	—	3,282	687	370	4,400
	$200,058	$50,647	$24,840	$806	$305	$276,656

Timing of revenue recognition
Services transferred at a point in time	$176,654	$43,568	$20,526	$142	$—	$240,890
Services transferred over time	23,404	7,079	4,314	664	305	35,766
	$200,058	$50,647	$24,840	$806	$305	$276,656

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$712,330	$100,545	$55,184	$198	$—	$868,257
Access fees	65,668	10,915	751	122	(171)	77,285
Market data fees	20,087	7,006	3,315	240	(23)	30,625
Other revenue	1,308	—	8,028	8,090	1,046	18,472
	$799,393	$118,466	$67,278	$8,650	$852	$994,639

Timing of revenue recognition
Services transferred at a point in time	$714,048	$100,545	$55,881	$2,688	$—	$873,162
Services transferred over time	85,345	17,921	11,397	5,962	852	121,477
	$799,393	$118,466	$67,278	$8,650	$852	$994,639

	Nine Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$529,281	$123,673	$59,084	$171	$—	$712,209
Access fees	56,111	10,227	512	108	(171)	66,787
Market data fees	13,670	8,094	2,821	240	(17)	24,808
Other revenue	109	—	9,267	1,941	1,055	12,372
	$599,171	$141,994	$71,684	$2,460	$867	$816,176

Timing of revenue recognition
Services transferred at a point in time	$529,550	$123,673	$59,291	$407	$—	$712,921
Services transferred over time	69,621	18,321	12,393	2,053	867	103,255
	$599,171	$141,994	$71,684	$2,460	$867	$816,176
Deferred transaction revenue consists of prepaid transaction and non-transaction fees which are recognized as revenue when earned. During the nine months ended September 30, 2025, the Company received prepaid fees of $7.7 million and recorded $6.4 million as part of the TISE Acquisition and recognized deferred transaction revenue of $6.9 million. During the nine months ended September 30, 2024, the Company received prepaid fees of $3.2 million and recognized deferred transaction revenue of $2.9 million.
Concentration of revenue: For the three months ended September 30, 2025, the Company derived $153.0 million of the $339.8 million in total revenue from three customers, with such customers accounting for 18%, 16% and 11% of the Company’s total revenue.For the nine months ended September 30, 2025, the Company derived $446.2 million of the $994.6 million in total revenue from three customers, with such customers accounting for 19%,15% and 11% of the Company’s total revenue.
For the three months ended September 30, 2024, the Company derived $114.6 million of the $276.7 million in total revenue from three customers, with such customers accounting for 15%, 14% and 12% of the Company’s total revenue. For the nine months ended September 30, 2024, the Company derived $346.8 million of the $816.2 million in total revenue from three customers, with such customers accounting for 15%, 15% and 12% of the Company’s total revenue.
Revenues from transactions with the top three customers for the three and nine months ended September 30, 2025 and 2024, are reported primarily within the Options segment. No customer is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these customers may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
5.RECEIVABLE FROM BROKER-DEALERS, FUTURES COMMISSION MERCHANTS AND CLEARING ORGANIZATIONS
Receivable from and payable to broker-dealers, futures commission merchants and clearing organizations are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Receivable from broker-dealers and futures commission merchants	$3,709	$10,517
Receivable from clearing organizations
Cash margin	111,718	128,572
Cash guarantee deposits	7,875	8,075
Total receivable from broker-dealers, futures commission merchants and clearing organizations	$123,302	$147,164

Liabilities
Payable to clearing organizations	$745	$2,746
Total payable to clearing organizations	$745	$2,746
6.INVESTMENTS
From time to time the Company makes investments in entities of strategic relevance. These investments primarily consist of illiquid and non-controlling positions in entities with no readily determinable fair value, which are carried at cost less any impairment and are adjusted for observable price changes from orderly transactions for identical or similar securities. As of September 30, 2025 and December 31, 2024, the carrying amount of investments made by the Company was $14.2 million and $31.0 million, respectively.
The Company, through MIH East acquired a minority interest in TISEG, the carrying amount of this investment was $17.3 million at December 31, 2023. In July 2024, the Company acquired additional shares for $1.6 million and recorded a loss of $2.0 million to account for the observable price change in the value of its prior investment. As of December 31, 2024 the Company owned 29.46% of the total outstanding shares of TISEG and the carrying amount was $16.8 million. An ownership interest in an entity over 20% generally leads to a presumption that the investor has the ability to exercise significant influence over the investee, requiring the investee to be accounted for by the investor under the equity method of accounting. The Company concluded it did not have the ability to exercise significant influence over the operating and financial policies of the investee and did not have any representative or designee on the investee’s board of directors. Further, the equity method of accounting would require that the investee routinely provide the Company with certain non-public information and information not available to its other shareholders, convert the investee’s results to GAAP and prepare a full purchase price allocation which was not available to the Company. Therefore, the Company accounted for its investment as an equity investment under the measurement alternative.
On June 5, 2025, the Company acquired the entire issued and to be issued ordinary share capital of TISEG not already owned by MIH East. The Company paid a total cash consideration of £51.5 million ($69.7 million based on British pound/U.S. dollar exchange rate of 1.35356) or £22.50 for each share MIH East did not previously own. The Company recorded a gain of $8.6 million within other, net under non-operating (expense) income in the condensed consolidated statement of operations to account for the observable price change in the value of its prior investment. See Note 3 - Business Combinations for further information on the TISE Acquisition.
7.FIXED ASSETS AND INTERNALLY DEVELOPED SOFTWARE, NET
Fixed assets and internally developed software, net consisted of the following (in thousands):

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	September 30, 2025	December 31, 2024
Fixed assets, net:
Land	$2,209	$2,209
Building and improvements	9,373	12,036
Furniture and equipment	125,521	112,137
Leasehold improvements	27,821	22,591
Purchased software	7,488	7,285
Less: Accumulated depreciation and amortization	(124,551)	(111,780)
Total fixed assets, net	$47,861	$44,478

Internally developed software, net:
Capitalized internal-use software	$109,942	$98,435
Less: Accumulated depreciation and amortization	(73,955)	(66,173)
Total internally developed software, net	$35,987	$32,262
Depreciation and amortization expense for fixed assets and internally developed software for the three months ended September 30, 2025 and 2024 was $7.9 million and $5.9 million, respectively and for the nine months ended September 30, 2025 and 2024 was $20.6 million and $16.6 million, respectively.
During the second quarter of 2025, the Company recognized an impairment charge of $0.7 million to building and improvements. During the third quarter of 2025, the Company recognized an additional impairment charge of $2.0 million to building and improvements which is included in general, administrative, and other within operating expenses in the condensed consolidated statement of operations and reported under the Corporate and Other unit. See Note 19 - Segment Reporting. The impairment resulted from updated management’s analysis indicating a decline in the assets’ fair value.

8.OTHER ASSETS, NET
The following table presents the components of other assets (in thousands):

	September 30, 2025	December 31, 2024
Notes receivable, net of $26.1 million allowance for credit losses as of September 30, 2025 and as of December 31, 2024	$42,577	$51,189
Right of use asset	16,694	15,478
Exchange memberships and stock, at cost	3,829	3,829
Prepaid membership fees	4,000	4,000
Deferred IPO costs	—	5,978
Other	1,302	1,253
Total other assets, net	$68,402	$81,727
Deferred IPO costs consist of costs incurred in connection with the IPO, including certain legal, accounting, and other IPO related costs. The Company reclassified the outstanding deferred offering costs of $9.6 million to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025 as a reduction of the net proceeds received from the IPO.
The notes receivable relates to the Consolidated Audit Trail (“CAT”), which involves the creation of an audit trail to enhance regulators’ ability to monitor trading activities in the U.S. markets through a phased implementation. The funding for the development and operation of the CAT was provided by the Self-Regulatory Organizations (“SROs”), which include the Company’s exchanges and by broker-dealers in exchange for promissory notes, a portion of which were expected to be repaid by Consolidated Audit Trail, LLC (“CAT LLC”).

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
In 2016, the SEC approved a plan to establish CAT to improve regulators’ ability to monitor trading activity. Each of the MIAX Exchanges is a participant in the CAT NMS Plan, which governs the collection, consolidation, and retention of all information reported to CAT pursuant to Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 613 for securities listed on the MIAX Exchanges. In 2018, the first phase of CAT went live and required SRO participants to begin reporting to the CAT. The SRO participants jointly own a limited liability company, CAT LLC, which conducts the activities of the CAT. Implementation and operation of the CAT has resulted in significant expenditures by the MIAX Exchanges.
On September 6, 2023, the SEC approved a revised funding model (“2023 Funding Order”), called the “Executed Share Model,” for the SRO participants and the industry to share CAT costs. The Executed Share Model establishes a framework that SRO plan participants may use to recover the costs to create, develop, and maintain the CAT, as well as a method for allocating CAT costs among the SRO participants and the industry. Prior to the effectiveness of the Executed Share Model, funding was provided solely by the SROs, partly in exchange for promissory notes.
Under the Executed Share Model, the SRO participants were able to submit filings pursuant to Section 19(b) of the Exchange Act to impose fees on the industry members. Details of the fees, including the budgeted prospective CAT costs and certain of the costs previously covered entirely by the SRO participants, were required to be provided in those Section 19(b) filings. On October 17, 2023, the Executed Share Model was challenged in the 11th Circuit U.S. Court of Appeals (“11th Circuit”).
In August 2024, the SRO participants submitted filings with the SEC to recoup certain historical CAT costs incurred prior to January 1, 2022, and prospective CAT costs from July 26, 2024, through December 31, 2024. These filings have been published and are effective. In December 2024, the SROs submitted filings with the SEC to recoup certain prospective CAT costs from January 1, 2025, through June 30, 2025. In June 2025, the SROs submitted filings with the SEC to recoup certain prospective CAT costs from July 1, 2025, through December 31, 2025. On July 25, 2025, the 11th Circuit issued an opinion that the Executed Share Model is arbitrary and in violation of the Administrative Procedures Act. The 11th Circuit thus vacated the 2023 Funding Order, stayed the decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with their opinion. On September 30, 2025, the SEC issued an order allowing the SRO participants to reduce CAT operating costs while retaining the CAT’s core regulatory functionality. The deadline for the SEC to act is November 29, 2025. Absent some change, the MIAX Exchanges could be required to stop charging both historical and prospective CAT fees should the SEC not issue a revised funding order. As a result, the SROs, including the MIAX Exchanges, may continue to incur significant costs and not be reimbursed for prospective and historical CAT
On April 16, 2024, other plaintiffs petitioned the United States District Court for the Western District of Texas Waco Division to completely shut down CAT based on constitutional grounds (“Waco Case”). The Waco Case is still pending, and may result in the CAT SRO participants being unable to recoup any CAT costs, as well as incurring addition costs related to CAT.
The following table presents the change in the notes receivable, net of allowance for the notes receivable for the nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$51,189
Notes issued, net of allowance for credit losses	—
Repayments	(8,612)
Balance at September 30, 2025	$42,577
The allowance for notes receivable associated with CAT is calculated primarily based on the structure of the notes and potential outcomes under the CAT funding model.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following represents the change in allowance for notes receivable for the nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$(26,068)
Provision for uncollectible amount	—
Write-offs charged against the allowance	—
Recoveries collected	—
Balance at September 30, 2025	$(26,068)
9.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table presents the components of accounts payable and other liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$8,606	$12,813
Liquidity payments payable	41,121	31,100
Accrued expenses	9,241	8,795
Current portion of put obligation	—	22,711
Current portion of capital lease obligation	170	151
Current portion of operating lease liability	6,127	6,622
Marketing fees payable	15,121	8,172
Section 31 fees payable	—	28,414
Accrued interest payable	256	451
ACH reserve deposit payable	—	745
Accrued taxes payable	973	206
Other	188	181
Accounts payable and other liabilities	$81,803	$120,361
10.PUTTABLE COMMON STOCK, NET OF CURRENT PORTION
Puttable common stock from exercise of warrants represents the fair value of outstanding puttable common stock acquired from the exercise of vested warrants by eligible equity rights program participants. The Company remeasured the puttable common stock at each reporting date until the liability was settled and the change in fair value was recognized within non-operating (expense) income in the Company’s condensed consolidated statements of operations. The rights to put shares terminated upon completion of the Company’s IPO in August 2025, and the outstanding puttable common stock was remeasured at fair value and reclassified into common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. See Note 17 - Equity.
As of December 31, 2024, the fair value of puttable common stock, net of current portion, was $78.4 million. The current portion amounting $22.7 million as of December 31, 2024, was included in accounts payable and other liabilities in the condensed consolidated balance sheets. See Note 9 - Accounts Payable and Other Liabilities.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
11.DEBT OBLIGATIONS
The carrying value of the Company’s outstanding debt consisted of the following (in thousands, except for interest rate):

	Interest Rate	September 30, 2025	December 31, 2024
Senior secured term loans
2029 Senior Secured Term Loan	12.9%	$—	$100,000
Convertible loans	9.5%	5,000	5,000
Notes payable	8.0%	1,519	1,519
Total		6,519	106,519
Unamortized debt discount, issue cost, and beneficial conversion factor		(56)	(69,484)
Total debt, including current obligations		6,463	37,035
Current portion of long-term debt		(4,957)	(4,767)
Total long-term debt		$1,506	$32,268
Prior Loan Agreement
In March 2021, the Company entered into a loan agreement, which as amended, resulted in an aggregate principal amount of $110.3 million (“Prior Loan Agreement”). This loan was due to mature on April 26, 2024. The Company issued 162,338 warrants to purchase the Company’s common stock to the lender at an exercise price of $14.50. The loan had an effective interest rate of 14.5%. On April 26, 2024, the Company entered into an agreement to extend the maturity of the Prior Loan Agreement to June 17, 2024. Additionally, the Company extended the expiration of 662,338 outstanding warrants to purchase shares of common stock previously issued in connection with the Prior Loan Agreement to September 30, 2024 from April 26, 2024, resulting in an incremental debt discount of $0.5 million. On June 17, 2024, the Company paid the outstanding principal and interest of $57.3 million and $0.4 million, respectively.
The Company recognized $4.8 million of interest expense related to the Prior Loan Agreement including $1.3 million related to the accretion of the debt discounts and deferred financing costs during the nine months ended September 30, 2024.
2029 Senior Secured Term Loan
On August 21, 2024, the Company entered into a five year loan agreement (the “2029 Senior Secured Term Loan”) for an aggregate principal amount of $100 million at a stated interest rate of 12.90% per annum payable quarterly. The Company received net proceeds of $95 million after deducting upfront fees. Prior to the second anniversary of the loan, the lenders, at their sole discretion, could make additional term loans to the Company in an aggregate amount of up to $100 million. The 2029 Senior Secured Term Loan was due to mature on August 21, 2029.
In connection with the 2029 Senior Secured Term Loan, the Company issued to the lenders warrants to purchase up to 2,277,338 and 1,518,226 shares of common stock with an exercise price equal to $7.15 and $8.55 per share, respectively, with an expiration date of August 21, 2032. The warrants included a cashless exercise feature, anti-dilution protection, a put right for unexercised warrants under certain conditions and an automatic exercise requirement immediately prior to expiration.
The warrants provided that at any time following the earlier of (i) an event of default, as defined in the loan agreement, or repayment in full of the 2029 Senior Secured Term Loan and (ii) the sixth anniversary of the loan agreement, the lenders, had the right, but not the obligation, to require the Company to redeem any unexercised portion of the warrants for a purchase price equal to its fair value. The put right would terminate upon completion of a “Qualified IPO,” which is defined as an underwritten public offering by the Company of its common equity interests (a) that results in a publicly traded float of at least $500 million as of the date of the initial public offering and (b) where the aggregate primary and secondary offering proceeds, net of underwriting discounts and commissions, are at least $250 million.
The puttable warrants issued with debt were accounted for as a liability carried at fair value subject to remeasurement at each balance sheet date, with any change in the fair value recognized as a component of non-operating income (expense) in the condensed consolidated statements of operations. A portion of the 2029 Senior Secured Term Loan was attributed to

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
the puttable warrants which at the time of issuance had been valued at $59.5 million. The initial fair value of the puttable warrants was recorded as a debt discount which was being amortized, together with debt issuance costs amounting to $5.8 million, to interest expense using the effective interest method over the life of the loan at an effective interest rate of 52.6%.
As of December 31, 2024, the fair value of the puttable warrants was determined to be $64.2 million, respectively. The Company determined the initial and subsequent fair value measurements of the warrant liability using a Black-Scholes valuation model. See Note 15 - Fair Value Measurement. The rights to put warrants terminated upon completion of the Company’s IPO in August 2025. Upon completion of the IPO, the outstanding puttable warrants issued with debt was remeasured at fair value and reclassified into additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. See Note 17 - Equity.
In June 2025, the lenders and the Company entered into Amendment No. 1 to the 2029 Senior Secured Loan Agreement pursuant to which the lenders made an incremental term loan to the Company in the aggregate principal amount of $40 million on substantially the same terms as the 2029 Senior Secured Term Loan (“Incremental Term Loan”). The Incremental Term Loan had an interest at a rate of 12.90% per annum, was payable in cash and matured in August 2029. A portion of the proceeds from the Incremental Term Loan was used to fund the purchase price of the TISE Acquisition. The Company received net proceeds of $36.9 million after deducting upfront fees and lenders issuance costs. The Company incurred additional issuance costs of $3.0 million. The upfront fees together with debt issuance costs was being amortized using the effective interest method over the life of the loan at an effective interest rate of 17.0%.
On August 18, 2025, the Company used proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million. The Company paid $178.4 million, including the outstanding interest payable of $2.5 million and a prepayment premium of $36.0 million. The Company recorded a loss on debt extinguishment of $107.7 million, which included the unamortized debt discount and issuance cost balance of $71.6 million, the prepayment premium of $36.0 million and legal expenses of $0.1 million.
The Company recognized $11.9 million and $1.8 million of interest expense related to the 2029 Senior Secured Term Loan during the nine months ended September 30, 2025 and 2024, respectively, including $2.8 million and $0.3 million related to the accretion of the debt discounts and deferred financing costs. The Company recognized $3.1 million and $1.8 million of interest expense related to the 2029 Senior Secured Term Loan during the three months ended September 30, 2025 and 2024, including $0.7 million and $0.3 million related to the accretion of the debt discounts and deferred financing costs, respectively.
Convertible loans
During 2021, the Company issued $56.2 million of convertible promissory notes to existing stockholders and third-party investors. The notes had a three-year term from the date of issuance and accrued interest at a fixed rate of 10% per annum; the principal and the unpaid interest due were convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $18.00 per share until maturity. The Company issued 100,000 warrants at an exercise price of $18.00 per share to the Prior Loan Agreement lender for providing consent for the issuance of the convertible notes. The fair value of the warrants was $0.2 million, which was recorded as debt discount and is being amortized over the term of the loan.
During the period ended March 31, 2024, the Company entered into conversion agreements with certain holders to convert $5.8 million of outstanding principal into 322,222 shares of common stock at a conversion price of $18.00. The Company incurred inducement expense of $0.2 million which represents the interest payable for the period post-conversion through original maturity. Inducement expense is recognized within other, net in the condensed consolidated statement of operations. The Company issued 5,557 shares for a fair value of $0.1 million and paid cash for the remaining $0.1 million. During the year ended December 31, 2024, the Company converted the remaining $50.4 million of outstanding principal into 2,797,222 shares of common stock at a conversion price of $18.00 per share.
During the year ended December 31, 2020, the Company issued a 9.5% convertible loan for $5.0 million to an existing stockholder due five years from the date of issuance. Interest is payable quarterly and the loan is convertible into the Company’s common stock at the option of the holder at a price of $16.00 per share. On issuance of the loan, the Company extended the maturity date of 1,807,847 warrants issued to the lender and its affiliates, and the change in the fair value of the warrants issued amounted to $0.6 million. Should the notes be converted at maturity, the lender will receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
conversion feature at its intrinsic value of $0.4 million. This was recorded as a debt discount and an addition to additional paid-in capital. On January 1, 2024, the unamortized discount of $0.1 million was charged to additional paid-in capital upon the adoption of ASU 2020-06.
The Company recognized interest expense amounting to $0.2 million and $0.4 million related to the convertible loans including amortization of debt discount and deferred financing cost of $0.1 million for both three months ended September 30, 2025 and 2024. The Company recognized interest expense amounting to $0.6 million and $2.8 million related to the convertible loans including amortization of debt discount and deferred financing cost of $0.1 and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively
Notes Payable
In December 2023, the Company issued a $1.5 million promissory note at an interest rate of 8% to an existing shareholder due three years from the date of issuance. Interest is payable on a semi-annual basis in cash or shares of the Company’s common stock at the price of $20.50 per share at the option of the holder. The Company issued 7,408 warrants to purchase common stock at an exercise price of $20.50 per share to the lender. The fair value of the warrants issued was immaterial, which was recorded as debt discount and is being amortized over the term of the loan. Interest expense and the amortization of debt discount was immaterial both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024.
The future expected loan repayment related to the senior secured term loan, notes payable and convertible loans as of September 30, 2025 are as follows (in thousands):

Remainder of 2025	$5,000
2026	1,519
2027 and thereafter	—
6,519
Less: Unamortized debt discount and debt issuance costs	(56)
Total	$6,463
Interest expense recognized on the senior secured term loans, convertible loans and notes payable, included in interest expense and amortization of debt issuance cost in the condensed consolidated statements of operations, for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Component of interest expense:
Contractual interest	$2,589	$1,746	$9,689	$7,547
Amortization of debt discount and issuance cost and beneficial conversion factor	772	393	2,973	1,914
Interest expense	$3,361	$2,139	$12,662	$9,461
Lines of Credit
As of September 30, 2025, MIAX Futures maintained two unsecured revolving lines of credit with a bank, one for $6.0 million and another for $4.0 million. Both unsecured lines of credit expire on December 31, 2025. Borrowings bear interest at the bank’s prime rate less 0.25% (effective rate of 7.00% as of September 30, 2025 and 7.25% as of December 31, 2024) and have an annual commitment fee of 0.40%. MIAX Futures also maintained a secured line of credit with another bank for $40 million which will expire on July 28, 2026. The secured line of credit carries an interest at the bank’s prime rate of 7.25% as of September 30, 2025 and 7.50% as of December 31, 2024, and an annual commitment fee of 0.25% through July 2026. At September 30, 2025 and December 31, 2024, there were no amounts outstanding on any lines of credit.
No interest expense was incurred related to the above lines of credit for the three months and the nine months ended September 30, 2025 and 2024. MIAX Futures is required to maintain certain financial minimums and restrictions. MIAX Futures complied with all such covenants as of September 30, 2025.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2025, Dorman Trading maintained an unsecured revolving line of credit for $10.0 million at an interest rate equal to the bank’s prime rate. If the loans are not repaid when due, the interest rate would be determined by adding 3.0% to the prime rate. There was no amount outstanding as of September 30, 2025 and December 31, 2024 and Dorman Trading did not incur any interest expense during the three months and nine months ended September 30, 2025 and 2024.
12.GOODWILL AND INTANGIBLE ASSETS
The following table presents the details of goodwill by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2024	$—	$46,256	$—	$562	$46,818
Additions	—	—	—	18,042	18,042
Foreign currency translation	—	—	—	(121)	(121)
Balance as of September 30, 2025	$—	$46,256	$—	$18,483	$64,739
As detailed in Note 3 – Business Combinations, on June 5, 2025, the Company acquired TISEG, and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date which resulted in $18.0 million of goodwill. The entire goodwill was allocated to the International segment. In addition to the goodwill, intangible assets of $63.0 million and $13.0 million were recorded related to the valuation of exchange license and customer relationships acquired, respectively.
The following table presents the gross carrying value and accumulated amortization for intangible assets (in thousands):

	September 30, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$166,000	$—	$(425)	$165,575
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.8	20,250	(2,613)	(88)	17,549
Other	—	200	(199)	—	1
Total		$192,450	$(2,812)	$(513)	$189,125

	December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$103,000	$—	$—	$103,000
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	12.8	7,250	(2,032)	—	5,218
Other	0.8	200	(194)	—	6
Total		$116,450	$(2,226)	$—	$114,224

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company recorded amortization expense of $0.4 million and $0.1 million for the three months ended September 30, 2025 and 2024 and $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated future amortization expense of the intangible assets is as follows (in thousands):

Remainder of 2025	$170
2026	1,273
2027	1,273
2028	1,273
2029	1,273
Thereafter	12,376
Total	$17,638
In 2021, BSX entered into an agreements with a wholly owned subsidiary of Pyth Data Foundation (“Pyth”) to provide certain data to the Pyth Network in exchange for 500 million Pyth tokens. During 2023, pursuant to a replacement token agreement, BSX received 500 million replacement Pyth tokens which were locked and restricted from trading with a four year unlock schedule commencing on May 20, 2024. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock.
On May 20, 2024, 125 million of the 500 million right to receive Pyth tokens were unlocked by the Pyth Network and during the quarter ended June 30, 2024, BSX sold the 125 million tokens for $52.6 million, net of expenses incurred. The net proceeds from the tokens’ sale were recorded as a gain on sale of intangible asset in non-operating (expense) income on the condensed consolidated statement of operations.
On May 20, 2025, the second tranche of the 125 million right to receive Pyth tokens were unlocked by the Pyth Network, BSX sold the entire 125 million tokens for $16.2 million, net of expenses incurred. The Company recorded a loss on sale of $2.1 million, which was the difference between the fair value of the derivative assets and the net proceeds received. The loss on sale of intangible asset was recorded in non-operating (expense) income on the condensed consolidated statement of operations.
Locked Pyth tokens are considered the right to receive crypto tokens. The remaining 250 million locked Pyth tokens as of September 30, 2025 are expected to be unlocked at a rate of 125 million tokens on each of the next two unlock anniversary dates of May 20, 2026 and 2027. The Company received an additional 0.9 million locked reward Pyth tokens, which will be unlocked at various times during 2025 through 2028. When BSX becomes entitled to the right to receive crypto tokens, it assesses if such right includes an embedded feature that meets the definition of a derivative requiring separate accounting treatment. At each reporting date, BSX reevaluates its conclusion on whether there is an embedded derivative based on current facts and circumstances. During the second quarter of 2024, an active market emerged for Pyth tokens, the crypto tokens in which BSX has outstanding rights to receive in exchange for its previous services to certain customers. Prior to the existence of an active market, BSX concluded that the right to receive crypto tokens did not meet the definition of a derivative as there was no market mechanism to net settle the contract so therefore it was not separately accounted for as an embedded derivative. Once an active market was established in the second quarter of 2024, BSX determined that the right to receive crypto tokens included an embedded derivative to be separately accounted for in accordance with Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. The embedded derivatives are recognized at fair value at each reporting date and recorded in derivative assets (current and noncurrent) in the condensed consolidated balance sheets. Changes in the fair value of the embedded derivatives are reported in unrealized gain (loss) on derivative assets in the condensed consolidated statements of operations.
As of September 30, 2025 and December 31, 2024 , the Company recognized the fair value of derivative assets on the condensed consolidated balance sheet amounting to $27.0 million and $83.8 million. The corresponding change in fair value during the nine months ended September 30, 2025 and 2024 resulted in a loss of $39.0 million and a gain of $76.7 million, respectively and was recorded in unrealized gain / (loss) on derivative assets within non-operating (expense) income on the condensed consolidated statement of operations. The change in fair value for the three months ended September 30, 2025 and 2024 resulted in a gain of $8.0 million and $10.0 million, respectively. The derivative assets are classified as current or noncurrent in the condensed consolidated balance sheet based on the timing when tranches of Pyth tokens are expected to unlock.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
13.EMPLOYEE BENEFIT PLAN
The Company maintains a voluntary defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 50% of the first 6% of employee contributions. The expense relating to the matching contribution was $0.3 million for both three months ended September 30, 2025 and 2024, and $1.2 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.
14.CLEARING HOUSE PERFORMANCE BONDS AND GUARANTEE FUNDS
Clearing members involved in clearing commodity futures and options are required to provide margin and security deposits with the clearing house as performance bonds and guarantee funds in order to meet their financial obligations and as protection against potential losses or default. MIAX Futures policy allows clearing members to deposit cash or U.S. Treasury Bills in order to satisfy the required margin and security deposits.
As of September 30, 2025 and December 31, 2024, the Company had performance bonds and guarantee funds totaling $308.1 million and $413.2 million respectively, as summarized below (in thousands):

	September 30, 2025
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$35,579	$216,621	$252,200
Security deposits	50,625	5,277	55,902
Total performance bonds and guarantee funds	$86,204	$221,898	$308,102

	December 31, 2024
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$38,594	$315,148	$353,742
Security deposits	49,150	10,266	59,416
Total performance bonds and guarantee funds	$87,744	$325,414	$413,158
__________________
1.The U.S. Treasury Bills are not reflected in the condensed consolidated balance sheets, as MIAX Futures does not take economic ownership of these securities
MIAX Futures is required, under the Commodity Exchange Act, to segregate cash and securities deposited by clearing members on behalf of their customers. Exchange rules require a segregation of all funds deposited by clearing members from operating funds. The amount of cash and securities deposited may fluctuate significantly over time due to the quantity of open MIAX Futures positions, margin and security requirements, investment choices by clearing members, and market valuations of securities.
Cash deposited as performance bonds and guarantee funds is included on the condensed consolidated balance sheets because the cash is deposited in MIAX Futures controlled bank accounts. MIAX Futures at its discretion, may distribute interest earned on the cash balances that are posted for margin and security deposits. For the three months ended September 30, 2025 and 2024, MIAX Futures distributed interest amounting to $0.3 million and $0.5 million, respectively and for the nine months ended September 30, 2025 and 2024, MIAX Futures distributed interest amounting to $0.9 million and $1.4 million, respectively, which is reflected within other cost of revenues in the condensed consolidated statement of operations. U.S. Treasury Bills deposited by the clearing members are not reflected on the condensed consolidated balance sheets as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge, and MIAX Futures does not earn interest on these. These U.S. Treasury Bills are held at a nominee account in MIAX Futures’ name for the benefit of the clearing members and are immediately accessible by MIAX Futures in the event of a default.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
15.FAIR VALUE MEASUREMENT
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$11,888	$11,888	$—	$—
Derivative assets (current and non-current portion)	27,007	—	27,007	—
Total assets	$38,895	$11,888	$27,007	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$10,218	$10,218	$—	$—
Derivative assets (current and non-current portion)	83,840	—	83,840	—
Total assets	$94,058	$10,218	$83,840	$—

Liabilities:
Puttable common stock from exercise of warrants, net of current portion	$78,424	$—	$—	$78,424
Puttable warrants issued with debt	64,188	—	—	64,188
Total liabilities	$142,612	$—	$—	$142,612
__________________
1    These amounts are reflected within other current assets in the condensed consolidated balance sheets.
Equity securities that trade in active markets and are valued using quoted market prices with reasonable levels of price transparency are classified within Level 1 of the fair value hierarchy.
As disclosed in Note 12, during 2023, BSX received 500 million Pyth tokens, of which 125 million were unlocked in May 2024 and another 125 million were unlocked in May 2025. As of September 30, 2025 and December 31, 2024, 250 million tokens and 375 million tokens remained locked. The entire locked Pyth tokens were accounted for as an embedded derivative recognized at fair value at September 30, 2025 and December 31, 2024. In estimating the fair value of the right to receive Pyth tokens which are classified under Level 2, the Company applied a discount for lack of marketability using option pricing models utilizing observable inputs which include comparable tokens and their volatility.
With respect to the puttable common stock and puttable warrants issued with debt, prior to the IPO, the Company engaged a third party to assist the Company in determining the fair value of the Company’s common stock. The fair value of the common stock was determined based upon a variety of factors including two weighted scenarios. The first scenario utilized an IPO exit through a probability-weighted expected return method, while the second scenario utilized a non-IPO exit through a discounted cash flow and guideline public company methodologies. These methods included assumptions about the Company’s historical and projected revenue and earnings, the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, the valuation of comparable companies and other general economic factors including economic growth, inflation, interest rate environment and discount rates. Prior to the termination of the put right associated with the puttable warrants issued with debt upon IPO, the Company also used a Black-Scholes model to determine the value of the warrants where the fair value of the Company’s common stock was used as an input into the valuation.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
At December 31, 2024, the key inputs into the Black-Scholes model to value the puttable warrants issued with debt were as follows:

December 31, 2024
Common stock price	$22.34
Risk- free interest rate	4.50%
Expected term (years)	7.64
Expected volatility	24.81%
Dividend yield	0.00%
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company invests in securities without readily determinable fair values in which the carrying value was $14.2 million and $31.0 million as of September 30, 2025 and December 31, 2024, respectively. There were no impairments or adjustments to the carrying value of the investments without readily determinable fair values during the nine months ended September 30, 2025 and 2024.
The Company’s long-lived assets, including fixed assets, goodwill, indefinite-lived intangible and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. Fair value of these assets is estimated using primarily unobservable inputs. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
The Company assesses fair value of goodwill at the reporting unit level annually unless there is a triggering event. The Company may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment. When the quantitative approach is used, the fair value of a reporting unit is determined utilizing a combination of an income approach (i.e. discounted cash flow) and a market approach, and compared to its carrying value. Internal operational budgets and long-range strategic plans are used as a basis for the discounted cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. For the year ended December 31, 2024, the discount rate of 22% applied to the cash flow analysis was based on the estimated market weighted average cost of capital for the reporting units subjected to quantitative evaluation.
The fair value of indefinite-lived intangibles, which consists of exchange licenses, is determined by estimating the future cash flows and discounting the net cash flows back to their present values or using a market approach, as appropriate. For the year ended December 31, 2024, a discount rate of 26% was applied for indefinite-lived intangibles where an income approach was used, which was based on the estimated market cost of capital adjusted for the specific risk associated with this asset relative to other elements of the business.
Fair Value of Assets and Liabilities
The Company’s debt obligations are comprised of a fixed rate senior secured term loan, notes payable and convertible loans which are presented at carrying value on the Company’s condensed consolidated balance sheets.
The 2029 Senior Secured Term Loan and notes payable were classified as Level 2 under the fair value hierarchy, the fair value of the loans was determined by utilizing a discounted cash flow analysis. The discount rate was determined based on the implied cost of debt.
The convertible loans are classified as Level 3 under the fair value hierarchy. The fair value of the convertible loans with $16 per share conversion was determined by utilizing the greater of conversion value or a discounted cash flow analysis as well as a Black-Scholes valuation model to measure the fair value attributable to the conversion feature. At September 30, 2025 the Company utilized the conversion value to determine the fair value and at December 31, 2024, the Company utilized a Black-Scholes valuation model to determine the fair value of the convertible loans which represents their conversion value.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The key valuation inputs into the Black-Scholes model to value the conversion feature of the Company’s convertible debt at December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Common stock price		$22.34
Risk- free interest rate		4.17%
Expected term (years)		0.93
Expected volatility		17.0%
Dividend yield		0.00%
The carrying values and fair values of the Company’s debt obligations were as follows (in thousands, except per share amounts):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2029 Senior Secured Term Loan (1)	$—	$—	$30,770	$42,108
Notes payable	1,506	1,399	1,498	1,334
Convertible loans (promissory notes convertible at $16 per share)	4,957	12,581	4,767	6,981
	$6,463	$13,980	$37,035	$50,423
__________________
1    The principal amount of the 2029 Senior Secured Term Loan is $0 million and $100.0 million on September 30, 2025 and December 31, 2024, respectively. See Note 11 - Debt Obligations.
Information on Level 3 Financial Liabilities
The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities during the nine months ended September 30, 2025 and year ended December 31, 2024 (in thousands):

	Puttable Common stock from Exercise of Warrants	Puttable Warrants Issued with Debt
Balance as of December 31, 2023	$79,186	$—
Reclassification of current portion of put liability	(11,356)	—
Issuance of puttable warrants	—	59,526
Fair value adjustments	10,594	4,662
Balance as of December 31, 2024	78,424	64,188
Termination of put liability	(16,210)	—
Fair value adjustments	2,229	1,172
Conversion upon IPO	(64,443)	(65,360)
Balance as of September 30, 2025	$—	$—
16.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company from time to time enters into long term agreements with consultants and vendors to provide certain services. As of September 30, 2025, the outstanding commitment was $13.8 million, of which $0.7 million is payable in 2025, $2.7 million in 2026, $1.9 million in 2027, $1.8 million in 2028, $1.7 million in 2029 and $5.0 million in 2030 and beyond.
MIAX Futures Guaranty Fund
In the event of default by a clearing member, MIAX Futures would first apply assets of the defaulting clearing member to satisfy its payment obligation. These assets include the defaulting member’s security deposits, margins, performance

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
bonds and any other available assets. Thereafter, if a loss remains, MIAX Futures would use funds of the MIAX Futures Clearing House reserve fund, security deposits of non-defaulting clearing members, and in certain instances, surplus funds of MIAX Futures, in the order of priority listed by rules, with each source of funds to be completely exhausted, to the extent practical, before the next source is applied.
MIAX Futures and MIAXdx are both a Designated Contract Market (“DCM”) and a Derivatives Clearing Organization (“DCO”) that operate under the regulatory oversight of the Commodity Futures Trading Commission (“CFTC”). As such, MIAX Futures and MIAXdx are required to maintain financial resources to cover its projected operating costs for a period of at least one year. The financial resources must include unencumbered, liquid financial assets which may include a committed line of credit or similar facility equal to at least six months of its projected operating costs. At September 30, 2025, both MIAX Futures and MIAXdx were in compliance with all DCM and DCO financial requirements.
Full Collateralization of MIAXdx Contracts
MIAXdx is a fully electronic vertically integrated DCM and DCO, with regulatory approval from the CFTC to list and clear fully collateralized futures and options on futures. Fully collateralized positions are those wherein the DCO holds, at all times, funds or commodities (such as Bitcoin or Ethereum) in the form of the required payment sufficient to cover the maximum possible obligation or loss that a party or a counterparty could incur upon liquidation or expiration of the contract.
As of July 24, 2024, MIAXdx delisted all of its physically settled products on its DCM and does not clear any physically settled crypto products on its DCO. Moreover, MIAXdx intends to no longer offer trading or clearing services for any physically settled crypto products.
MIAXdx Customer Digital Assets
MIAXdx has committed to securely store all participant digital assets. As such, MIAXdx may be liable to its customers for losses arising from theft or loss of private keys. MIAXdx has not incurred any losses related to such obligations and therefore the Company has not accrued any liabilities as of September 30, 2025 and 2024. MIAXdx engages a third-party to provide custodial services for the digital assets maintained by MIAXdx for the benefit of its customers totaling $9.7 million and $9.3 million at fair value on September 30, 2025 and December 31, 2024, respectively. These assets are not recorded in the condensed consolidated balance sheets. Additionally, MIAXdx has an obligation to securely store all of these digital assets. As such, MIAXdx monitors its risk of loss associated with such balances and deems the risk of loss to be remote. Therefore, the Company did not record a contingent liability as of September 30, 2025 or December 31, 2024. The Company has no reason to believe MIAXdx will suffer such a theft or loss of private keys for the following reasons: (i) it has no known or historical experience of such theft or loss; (ii) it has established procedures around private key management to minimize the risk of theft or loss; and (iii) it accounts for and continually verifies the amount of digital assets that would be affected should multiple private keys be lost or stolen.
Derivative Contracts
Certain derivative contracts that the Company has entered into meet the accounting definition of a guarantee under ASC 460. Derivatives that meet the ASC 460 definition of guarantees include futures contracts and written options. The maximum potential payout for these derivative contracts cannot be estimated as increases in interest rates, foreign exchange rates, securities prices, commodities prices and indices in the future could possibly be unlimited.
The Company records all derivative contracts at fair value. For this reason, the Company does not monitor its risk exposure to derivatives contracts based on derivative notional amounts; rather the Company manages its risk exposure on a fair value basis. The Company believes that the notional amounts of the derivative contracts generally overstate its exposure. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company believes that market risk is substantially diminished when all financial instruments are aggregated.
Dorman Trading Member Guarantees
Dorman Trading is a member of various exchanges that trade and clear futures contracts. Dorman Trading may be required to pay a proportionate share of the financial obligations of another member who may default on its obligation to the exchange in accordance with the rules of the applicable exchange of which Dorman Trading is a member. Although the

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
rules governing different exchange memberships vary, in general Dorman Trading’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the financial statements for these agreements. The Company believes that any potential requirement to make payments under these agreements is remote.
Dorman Trading Minimum Capital Requirements
The Company’s subsidiary, Dorman Trading, as a futures commission merchant is subject to CFTC minimum capital requirements of the CFTC Regulation 1.17 (“Regulation 1.17”). Dorman Trading is required to maintain “net capital” equivalent to the greater of $1,000,000 or the sum of 8% of the customer risk maintenance margin requirement plus 8% of the non-customer risk maintenance margin requirement, as these terms are defined. In addition, Dorman Trading is subject to the minimum capital requirements of the exchanges on which Dorman Trading does business.
At September 30, 2025 and December 31, 2024, Dorman Trading had adjusted net capital of $27.7 million and $28.5 million, respectively. Under Regulation 1.17, the net capital requirement at September 30, 2025 and December 31, 2024 was $4.7 million and $4.8 million, respectively. Additionally, as of September 30, 2025 and December 31, 2024, Dorman Trading was in compliance with the minimum capital requirements of the exchanges in which Dorman Trading operates. The net capital rule may effectively restrict member withdrawals and the repayment of subordinated loans.
Claims and Litigation
Nasdaq
On September 1, 2017, Nasdaq, Inc. (“Nasdaq”), filed an action against the Company in the U.S. District Court for the District of New Jersey (the “Court”) alleging patent infringement and trade secret misappropriation relating to Nasdaq’s electronic trading technology and platforms. The Company subsequently filed six petitions before the Patent Trial and Appeal Board (“PTAB”) at the United States Patent and Trademark Office (“USPTO”) seeking a determination that the subject patent was invalid under the current law. The Court proceeding was stayed in December 2018, pending resolution of the PTAB proceedings. All claims asserted by Nasdaq against the Company under the six patents at issue were invalided by the PTAB in 2019 (the “PTAB Final Written Decisions”). On June 7, 2022, the USPTO Director denied Nasdaq’s request for review of the PTAB Final Written Decisions.
On August 31, 2021, the Company filed an Answer and Counterclaims in the NJ District Court (the “Company’s Answer”). The Company’s Answer included denials of the allegations made by Nasdaq in the Complaint and Counterclaims by the Company including monopolization antitrust claims, patent misuse, sham litigation, and fraud on the USPTO by Nasdaq. The Company is seeking attorneys’ fees and costs and such other relief as the Court may find to be just and proper. On June 21, 2022, Nasdaq waived its right to appeal the PTAB’s Final Written Decisions and the stay in the Court matter was lifted as all of the PTAB proceedings were concluded with each of the Nasdaq patent claims at issue invalidated. The Company filed an Amended Answer and Counterclaims on August 5, 2022. The Amended Counterclaims added claims of fraud on the patent office and Lanham Act violations. On July 25, 2023, the Court denied a motion by the Company to dismiss Nasdaq’s trade secret claims and also denied a motion by Nasdaq to dismiss the Company’s counterclaims. The Court granted Nasdaq’s motion to stay and bifurcate the Company’s counterclaims.
The parties each filed motions for summary judgment and motions to exclude certain experts. On September 29, 2025, the Court denied Nasdaq’s and MIAX’s motions for summary judgment, as well as the parties’ motions to exclude certain experts. The Court, granted Nasdaq’s motion to bifurcate MIAX’s equitable defenses of laches and unclean hands. Subsequently, the Court informed the parties that they should re-initiate discovery on the Company’s counterclaims against Nasdaq. The Court further informed the parties that it intends to preside over one trial with two phases, the first being the trade secret claims, followed by the second phase in which the Company would present its counterclaims against Nasdaq. The Company intends to continue defending its interest in this matter vigorously.

General
As a self-regulatory organization under the jurisdiction of the SEC, and as a DCO, SEF and DCM under the jurisdiction of the CFTC, and a registered exchanges under the jurisdictions of the Bermuda Monetary Authority (“BMA”) and GFSC, each of the MIAX Exchanges, MIAX Futures, MIAXdx and BSX are subject to routine reviews and inspections

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
by the SEC, CFTC and BMA, respectively and as applicable. Dorman Trading, as a registered Futures Commission Merchant (“FCM”), is regulated by the CFTC and is subject to routine reviews and inspections by the CFTC and National Futures Association (“NFA”). Management does not believe that the outcome of any of these reviews or inspections will have a material impact on the condensed consolidated financial position, results of operations or cash flows of the Company.
MIAXdx has responded to certain requests for information and documents from the CFTC’s Division of Enforcement and may come under additional regulatory scrutiny, requests or investigations in the future. The requests related to activities prior to the Company’s acquisition of MIAXdx, during the prior ownership of MIAXdx by FTX. The Company cannot predict the outcome of these requests. Any requests, inquiries, investigations or proceedings could result in substantial costs, sanctions, the diversion of resources, including management time, and potential harm to the Company’s reputation, which could have a material adverse effect on its business, financial condition and operating results.
In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, these matters will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.
17.EQUITY
Common Stock
In August 2025, the Company completed its IPO, in which the Company issued and sold 17,250,000 shares of its voting common stock, including 2,250,000 shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $23.00 per share. The IPO resulted in net proceeds to the Company of $369.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $9.6 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In connection with the IPO, all issued and outstanding shares of the Company’s nonvoting common stock and Series B convertible preferred stock were converted into an aggregate of 3,706,117 and 946,959 shares, respectively, of the Company’s voting common stock on a one-to-one basis.
At September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 400,000,000 shares of voting common stock, $0.001 par value per share and 200,000,000 shares of nonvoting common stock, $0.001 par value per share. As of September 30, 2025, 81,767,756 and 81,413,957 shares of common stock were issued and outstanding, respectively. As of December 31, 2024, 67,746,555 and 67,708,086 shares of common stock were issued and outstanding (including 4,527,075 shares of puttable common stock), respectively. The Company’s amended and restated certificate of incorporation contains certain voting and ownership limitations and transfer restrictions that will remain in place for as long as the Company controls a registered U.S. national securities exchange. Specifically, the Company’s amended and restated certificate of incorporation prohibits (i) any person from owning greater than 40% of any class of the Company’s capital stock, (ii) exchange members from owning greater than 20% of any class of the Company’s capital stock and (iii) all persons from voting shares representing more than 20% of the voting power of the Company’s then issued and outstanding capital stock either alone or together with any related persons, in each case subject to certain conditions and exceptions, including the waiver by the board of directors (except with respect to exchange members). Each share of nonvoting common stock is convertible into one share of common stock at the option of the holder. Each share of common stock and nonvoting common stock is entitled to receive dividends subject to the rights of the preferred stock. A decision to pay dividends on common stock will be at the discretion of the Company’s board of directors.
In February 2024, the Company issued 275,610 shares of common stock with 27,561 warrants to purchase shares of common stock for total proceeds of $5.7 million in a private placement transaction. The warrants to purchase shares of common stock have an exercise price equal to $20.50 per share and expiration date of three years from the date of issuance.
As of September 30, 2025 and December 31, 2024, 41,075,743 and 35,201,810 shares of common stock, respectively, were reserved for issuance in connection with warrants, convertible loans, share-based incentive plans and common stock to be granted to third parties.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock $0.001 par value per share in one or more series, as may be designated by the board of directors. Prior to the IPO, 10,000,000 shares of the preferred stock had been designated as Series B convertible preferred stock.
Each share of Series B convertible preferred stock is convertible into a share of common stock on a one-to-one basis at the option of the holder upon the occurrence of the following events: once the Company becomes a public company, upon a merger or consolidation with or into another legal entity, or upon the sale of all or substantially all of the Company’s assets in which the common stockholders participate. The preferred stock has no voting rights, except with respect to certain transactions for which the preferred stockholders are entitled to vote separately as a class. The Series B convertible preferred stockholders participate as to dividends on the same basis as the common stockholders.
During the nine months ended September 30, 2025, prior to the IPO, the Company received proceeds of $0.8 million through the exercise of 66,666 options to purchase shares of Series B convertible preferred stock and issued 98,434 shares of Series B convertible preferred stock pursuant to cashless exercises of 207,500 options to purchase shares of Series B convertible preferred stock. During the nine months ended September 30, 2024, the Company issued 35,000 shares of Series B convertible preferred stock upon exercise of outstanding options consisting of 25,000 shares of Series B convertible preferred stock for an aggregate cash proceeds of $0.3 million and 10,000 shares of Series B convertible preferred stock pursuant to cashless exercises of 25,000 options to purchase shares of Series B convertible preferred stock.
Upon conversion of the Company’s outstanding Series B convertible preferred stock into 946,959 shares of voting common stock in connection with the IPO, such outstanding shares of Series B convertible preferred stock were retired and canceled and may not be reissued by the Company. As a result, the authorized shares of Series B convertible preferred stock decreased to 9,053,041 as of September 30, 2025. At September 30, 2025 and December 31, 2024, there were 0 and 781,859 outstanding shares of Series B convertible preferred stock, respectively.
As of September 30, 2025 and December 31, 2024, 0 and 950,416 shares of Series B convertible preferred stock, respectively, were reserved for issuance in connection with share-based incentive plans.
In 2010, all outstanding Series A preferred shares were converted into common stock. As part of this conversion, the holders converting Series A preferred shares received contingent promissory notes totaling $15.0 million, which remain outstanding as of September 30, 2025. These contingent promissory notes are only payable, without interest, upon a deemed liquidation event which includes a merger or sale of the Company, therefore expense will only be recognized at such time. As of September 30, 2025, there are no outstanding preferred shares with liquidation preferences.
Treasury Stock
The Company has generally withheld shares of its common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the fair value of the common stock on the date of issuance or vesting and reflected as a reduction to the Company’s stockholders’ equity and included in treasury stock, at cost in the condensed consolidated balance sheets. The weighted average cost per share held in treasury was $23.27 and $20.14 as of September 30, 2025 and December 31, 2024, respectively.
Warrants
The Company issued warrants to purchase shares of common stock primarily in connection with equity rights programs (see Equity Rights Program below), stock issuances, certain debt issuances, and consulting agreements. There were outstanding warrants to acquire 18,581,679 and 14,615,703 shares of common stock outstanding at September 30, 2025 and December 31, 2024, respectively. The outstanding warrants at September 30, 2025 and December 31, 2024 include 1,129,139 and 2,740,068 warrants, respectively, issued to the Company’s Equity Rights Program (“ERP”) participants.
The warrants vest over time or upon the achievement of performance criteria with respect to certain warrants issued in connection with certain service providers and generally expire at various times through 2032. As of September 30, 2025 and December 31, 2024, 1,350,000 and 1,808,333 warrants, respectively were unvested. The fair value of each warrant grant was derived using the Black-Scholes option pricing model. The Company recorded $0.3 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $1.6 million for the nine months

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
ended September 30, 2025 and 2024, respectively, of share-based compensation expense related to warrants issued in connection with consulting agreements.
Effective as of June 30, 2025, the Company entered into an exchange agreement with one of its ERP participants pursuant to which the ERP participant surrendered and the Company canceled and retired 5,887,286 shares of its voting common stock and 331,218 shares of its nonvoting common stock in exchange for a pre-funded warrant to purchase up to 6,218,504 shares of the Company’s voting common stock, which has a perpetual term, an exercise price equal to $0.002 per share and a cashless exercise feature. If the Company pays any dividends or otherwise makes any pro rata distributions to its stockholders, the holder of the pre-funded warrant is also entitled to receive its share of such dividends or distributions on an as-exercised basis based on the number of shares of the Company’s common stock then issuable pursuant to the pre-funded warrant. In August 2025, the ERP participant exchanged an additional 575,071 shares of the Company’s voting common stock it purchased from an ERP II participant (then shares of puttable common stock prior to the purchase) for a pre-funded warrant to purchase up to 575,071 shares of the Company’s voting common stock with the same terms as the initial pre-funded warrant above (see Equity Rights Program below).
On August 21, 2024, in connection with the 2029 Senior Secured Term Loan, the Company issued to the lenders 3,795,564 warrants to purchase shares of the Company’s common stock. The warrants to purchase shares of common stock have an exercise price equal to $7.15 per share and $8.55 per share for the 2,277,338 and 1,518,226 warrants, respectively, and an expiration date of August 21, 2032. As disclosed in Note 11 - Debt Obligations, prior to the IPO, these warrants had been accounted for as a liability given the put right associated with the financial instruments. Upon completion of the IPO, in accordance with the terms of the 2029 Senior Secured Term Loan, such put right was terminated. Therefore, the Company remeasured the puttable warrants at fair value for $65.4 million and reclassified into additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025.
During the nine months ended September 30, 2025, the Company raised proceeds of $3.3 million through the exercise of 845,621 of previously issued warrants to purchase common stock and issued 1,185,348 shares of voting common stock pursuant to cashless exercise of 1,787,334 warrants.
During the nine months ended September 30, 2024, the Company raised proceeds of $1.5 million through the exercise of 427,489 of previously issued warrants to purchase common stock and issued 1,359,428 shares of voting common stock pursuant to cashless exercise of 2,079,679 warrants.
The following table summarizes information about warrant activities for the nine months ended September 30, 2025 and 2024:

	Common Stock Warrants
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	14,615,703	$11.91
Granted	6,793,575	$0.002
Exercised	(2,632,955)	$9.14
Forfeited	(100,000)	$14.00
Expired	(94,644)	$15.39
Outstanding at September 30, 2025	18,581,679	$7.92

Outstanding at December 31, 2023	15,309,547	$11.26
Granted	4,085,624	$8.60
Exercised	(2,507,168)	$6.64
Forfeited	(1,806,062)	$5.50
Expired	(386,250)	$14.16
Outstanding at September 30, 2024	14,695,691	$11.94

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Additional information regarding warrants outstanding as of September 30, 2025 and December 31, 2024 is as follows:

	Warrants to Purchase Common Stock
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Pre-funded warrant	$0.002	Perpetual	6,793,575
Issued with debt	$8.31	Jul 2026 - Aug 2032	4,002,972
Issued to employees, directors and service providers	$18.18	Jan 2026 - Mar 2030	2,663,529
Issued with common stock	$15.34	Apr 2026 - Dec 2027	1,613,781
Purchase of warrants	$14.50	Dec 2025 - Oct 2026	2,378,683
Issued to strategic investors under ERPs	$5.50	Aug 2027	1,129,139
Outstanding at September 30, 2025			18,581,679

	Warrants to Purchase Common Stock
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Issued with debt	$8.34	Jan 2025 - Aug 2032	4,020,471
Issued to employees, directors and service providers	$18.06	Jun 2025 - Mar 2030	3,862,703
Issued with common stock	$15.34	Apr 2026 - Dec 2027	1,613,778
Purchase of warrants	$14.50	Oct 2025 - Dec 2025	2,378,683
Issued to strategic investors under ERPs	$4.20	Apr 2025 - Sep 2027	2,740,068
Outstanding at December 31, 2024			14,615,703
Equity Rights Program
The Company launched its first ERP, ERP I, in September 2013 and subsequently introduced four additional ERPs between February 2015 and September 2020. Each ERP included a certain number of units allowing the Company’s customers to obtain common stock warrants in return for a prepaid fee, which was applied to future purchases by the customer of the Company’s services. The common stock warrants vested in tranches over designated time periods based on certain performance criteria, which generally required the customer to execute qualifying trades on the Company’s exchanges in an amount equal to a specified fixed percentage of the average daily volume of trades on the applicable exchange.
The shares of common stock and warrants issued under ERP I and II were classified as liability instruments and the shares of common stock and warrants issued under ERP III, IV and V are classified as equity instruments on the Company’s condensed consolidated balance sheets. The ERP awards were determined by the Company to be consideration payable to a customer and recorded as cost of revenue on the Company’s condensed consolidated statements of operations, based on the grant date fair value of the awards.
Warrants issued under ERP I and II vested over a certain period provided that ERP participants met the specific performance criteria, which required the participant to trade an agreed-upon number of options contracts, subject to certain exceptions, on MIAX Options Exchange on a daily basis over a specified number of months. All vested warrants under ERP I and II were exercised before their expiration on August 31, 2020 and January 31, 2022, respectively.
Puttable common stock from exercise of ERP I and II warrants:
The Company recorded the underlying puttable common stock issued upon exercise of the warrants as a liability. ERP I and II participants had put rights to require the Company to purchase a certain percentage of the shares held on the put vesting date in cash at a price per share equal to a fixed percentage of the fair market value of the Company’s common stock. Eligible participants could exercise the put rights during the 90 day period commencing on the initial put vesting date and each anniversary thereof (each, an annual “Put Period”). Put rights terminate upon the sale, transfer or other disposition of puttable common shares held by an ERP participant or the consummation of an initial public offering of the Company’s common stock where the offering proceeds, net of underwriting discounts and commissions, exceed $250 million.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As a result of the termination of the put right associated with the puttable common stock from exercise of ERP I and II warrants upon completion of the Company’s IPO in August 2025, the outstanding puttable common stock was remeasured at fair value and reclassified into common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. The fair value of the 2,801,862 shares of outstanding puttable common stock at the IPO date of $64.4 million was determined based on the offering price of $23.00 per share.
The puttable common stock was carried at fair value on the condensed consolidated balance sheet as of December 31, 2024. The fair value of the puttable common stock was determined based on the estimated fair value of the Company’s common stock. See Note 15 - Fair Value Measurement for details regarding the Company’s common stock valuation prior to the IPO. The puttable common stock had been remeasured at each reporting period until settlement or when the redemption feature was eliminated and the change in fair value was recorded as non-operating income (expense) within the condensed consolidated statements of operations. The fair value of the puttable common stock, net of current portion from exercise of warrants outstanding was $78.4 million at December 31, 2024. The current portion of put obligation included in accounts payable and other liabilities in the condensed consolidated balance sheet as of December 31, 2024 was $22.7 million. See Note 9 - Accounts Payable and Other Liabilities.
In September 2023, the Company received a put notice (the “September 2023 Put Notice”) from an ERP II participant to redeem 2,231,645 shares of common stock it acquired pursuant to ERP II. In December 2023, the ERP II participant sold 506,432 shares to another ERP participant reducing the net total number of shares subject to the September 2023 Put Notice to 1,725,213 shares with an aggregate put price of $34.1 million with one-third of the put obligation of $11.4 million due and payable on January 17, 2024 (the put closing the date), and the remaining two payments of $11.4 million each to be made on each of the two succeeding calendar year anniversaries of the put closing date. As permitted under the terms of ERP II, in January 2024, the Company elected to defer payment of the first installment of the put obligation of $11.4 million. In accordance with such election, two-thirds of the put price or $22.7 million was due on January 17, 2025, the first anniversary of the put closing date, with the remaining payment of $11.4 million due on January 17, 2027, the third anniversary of the put closing date.
On February 21, 2025, after extending the payment date with respect to the two-thirds of the put price or $22.7 million from January 17, 2025, the ERP II participant sold the corresponding 1,150,142 shares subject to the September 2023 Put Notice to another ERP participant. In August 2025, the ERP II participant sold the remaining 575,071 shares under the September 2023 Put Notice with a put price of $11.4 million to the same entity. In connection with these sales, the put right associated with such shares was terminated and the related current put payable of $22.7 million (included in accounts payable and other liabilities) and noncurrent put payable of $11.4 million (included in puttable common stock, net of current portion) as of December 31, 2024 were extinguished. The Company then remeasured the fair values of the current put liability for $25.7 million and the noncurrent put liability for $13.2 million, measured at the respective put termination dates, and recorded the aggregate fair value in common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. Immediately following the sale of the 575,071 shares of puttable common stock to another ERP participant, such ERP participant exchanged those shares with the Company for a pre-funded warrant to purchase up to 575,071 shares of the Company’s voting common stock.
The terms of ERP III, IV and V are similar to ERP I and II, except the shares do not have any put rights and therefore the ERP III, IV and V awards are equity classified.
Equity Rights Offering III (ERP III) - On June 30, 2017, the Company entered into a third equity rights offering where the basic terms were similar to the first two offerings with respect to warrant exercise periods, but did not contain a put right. The warrant vesting period ended on December 31, 2020 and no warrant expense was recognized thereafter. In June 2024, all 1,556,706 outstanding ERP III warrants were exercised prior to expiration on June 30, 2024, including the issuance of 987,821 shares of voting common stock pursuant to cashless exercise of 1,151,567 ERP III warrants.
Equity Rights Offering IV (ERP IV) - On April 30, 2018, the Company entered into a fourth equity rights offering where the basic terms were similar to the first two offerings with respect to warrant exercise periods, but like ERP III did not contain a put right. The warrant vesting period ended on December 31, 2020 and no warrant expense was recognized thereafter. In April 2025, all 1,610,929 outstanding ERP IV warrants were exercised prior to expiration on April 30, 2025, including the issuance of 699,657 shares of voting common stock pursuant to cashless exercise of 813,161 ERP IV warrants.
Equity Rights Offering V (ERP V) - On September 11, 2020, the Company closed a fifth equity rights offering where warrants vest provided that the participant met the specific performance criteria, which required the participants trade an

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
agreed-upon number of equities contracts, subject to certain exceptions, on MIAX Pearl on a daily basis over a specified number of months. The warrants expire on the earliest to occur of (i) September 11, 2027, or (ii) the two-year anniversary of the Company’s IPO, or (iii) a merger or sale of the Company. The warrant vesting period ended on June 30, 2024 and no warrant expense was recognized thereafter. The Company recognized warrant expense of $1.2 million for the nine months ended September 30, 2024 representing the fair market value associated with vested ERP V warrants. This expense was included in cost of revenues in the condensed consolidated statement of operations.
The number of outstanding ERP warrants as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
ERP IV	—	1,610,929
ERP V	1,129,139	1,129,139
Total	1,129,139	2,740,068
18.SHARE-BASED COMPENSATION
In accordance with the Company’s stock incentive plans, the Company may grant stock option awards to employees, consultants and non-employee members of the Company’s Board of Directors. The Company may grant restricted stock awards to employees, consultants and non-employee members of the Company’s Board of Directors.
On May 16, 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) whereby the Company may grant up to 10,000,000 shares of the Company’s voting common stock. Commencing on the first day of each fiscal year beginning January 1, 2023 and ending January 1, 2032, the available shares under the 2022 Plan are to be increased by a number of shares of voting common stock of the Company equal to the lesser of (a) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by a committee as defined in the 2022 Plan. As a result, effective January 1, 2025, the available shares under the 2022 Plan were increased to a total of 18,852,332 shares. In addition to the 2022 Plan, the Company has outstanding stock awards granted pursuant to the 2021 Stock Option and Incentive Plan for Employees and Consultants (“2021 Plan”) which was effective January 26, 2021, the 2013 Director Stock Incentive Plan and the 2013 Employee Stock Incentive Plan (together, the “2013 Plans”), which were both effective November 15, 2013 and the 2008 Director Stock Incentive Plan and the 2008 Employee and Consultant Stock Incentive Plan (together, the “2008 Plans”). During the year ended December 31, 2022, the Company terminated the 2021 Plan and the 2013 Plans. The Company terminated the 2008 Plans on May 26, 2018. As of September 30, 2025, there were 23,761,042 shares issuable in accordance with the Company’s various Employee and Director Stock Incentive Plans.
Stock Options
Share-based compensation payments related to stock options are recognized in the condensed consolidated financial statements based on the grant date fair value using the Black-Scholes option pricing model. Share-based compensation expense is recognized over the related service or vesting period, net of actual forfeitures. The following assumptions were used by the Company for determining the fair value of awards granted:

	Nine Months Ended September 30,
	2025	2024
Weighted-average expected term (years)	5.3 – 6.3	5.1 – 6.0
Volatility (range)	26.2% – 27.2%	26.3% – 27.4%
Risk-free interest rate (range)	3.8% – 4.1%	3.6% – 4.5%
Dividend yield	0.00%	0.00%
The options are exercisable at prices that range from $12.00 to $26.00 per share and generally vest over a period of up to five years and expire after ten years.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $7.73 and $6.98, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $18.3 million and $6.4 million, respectively.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Share-based compensation expense is included in compensation and benefits expense in the condensed consolidated statements of operations. Stock-based compensation expense related to stock options was $4.2 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively, and $10.2 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there were $27.4 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.17 years.
The following table summarizes information about the stock option activity during the nine months ended September 30, 2025 (aggregate intrinsic value, in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,204,908	$15.47	5.36	$149,710
Granted	2,617,306	$22.41
Exercised	(1,363,953)	$13.02
Cancelled, expired or forfeited	(285,674)	$19.90
Outstanding at September 30, 2025	22,172,587	$16.38	5.37	$529,497
Exercisable at September 30, 2025	17,665,947	$15.08	4.43	$444,759
Additional information regarding stock options outstanding as of September 30, 2025 is as follows (aggregate intrinsic value, in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Exercisable Options	Aggregate Intrinsic Value
$12.00	8,236,344	2.41	$232,759	8,236,344	$232,759
$13.50	200,000	4.43	5,352	200,000	5,352
$14.00	758,559	4.60	19,920	758,559	19,920
$15.22	2,495,355	5.21	62,484	2,495,355	62,484
$15.50	154,998	5.55	3,838	154,998	3,838
$16.14	2,173,658	5.79	52,429	2,173,658	52,429
$16.34	54,497	6.15	1,304	54,497	1,304
$19.84	1,858,135	7.48	37,943	1,318,993	26,934
$20.00	363,518	8.44	7,365	235,420	4,770
$20.08	1,715,480	8.69	34,618	593,163	11,970
$20.60	24,784	8.22	487	24,784	487
$20.76	440,473	7.87	8,589	300,182	5,854
$21.32	21,148	9.00	401	21,148	401
$22.34	291,541	9.41	5,224	102,787	1,842
$22.40	2,232,211	9.71	39,867	—	—
$23.00	80,000	9.86	1,381	—	—
$24.70	94,999	7.00	1,478	63,336	986
$25.78	556,986	6.46	8,065	556,986	8,065
$25.98	287,401	6.65	4,104	287,401	4,104
$26.00	132,500	7.05	1,889	88,336	1,260
	22,172,587	5.37	$529,497	17,665,947	$444,759

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Restricted Stock
The Company grants restricted stock awards to certain executives and other employees that vest upon the satisfaction of both time-based service and performance-based conditions. In certain cases, restricted stock is granted to certain employees that vest only upon the satisfaction of performance-based conditions such as the Company’s consummation of a deemed liquidation event or an IPO.
The total fair value as of the respective vesting dates of restricted stock was $52.4 million and $29.0 million for the nine months ended September 30, 2025 and 2024, respectively, including the $46.8 million fair value of 2,035,000 restricted stock that vested upon IPO for the nine months ended September 30, 2025. Total compensation expense related to the shares granted was $21.3 million and $7.5 million for the three months ended September 30, 2025 and 2024, respectively, and $33.9 million and $21.3 million for the nine months ended September 30, 2025 and 2024, respectively. Of these amounts, for the three and nine months ended September 30, 2025, the Company recognized $11.9 million of compensation expense related to certain awards where the performance condition was met upon the completion of the IPO in August 2025 and $7.2 million of compensation expense related to certain awards that vest upon IPO and satisfaction of a subsequent time-based service condition. The compensation expense related to restricted stock is included in employee compensation and benefits on the condensed consolidated statements of operations. Share-based compensation expense related to the restricted stock awards is measured at the grant date fair value of the Company’s common stock. See Note 15 - Fair Value Measurement for details regarding the Company’s common stock valuation prior to the IPO. As of September 30, 2025, there was $13.4 million of unrecognized compensation cost. Of this amount, $11.9 million relates to awards for which the time-based vesting condition is not fully satisfied, the weighted average period of unrecognized share-based compensation cost is 0.77 year. Unrecognized share-based compensation of $1.4 million relates to awards for which the performance-based vesting condition had not yet been satisfied.
The following table summarizes information about the unvested restricted stock activities during the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	3,476,663	$18.85
Awarded	400,000	$22.40
Vested	(2,284,040)	$18.94
Cancelled or forfeited	(4,168)	$19.15
Outstanding at September 30, 2025	1,588,455	$18.74
In 2010 and 2011, in addition to grants issued under the Employee and Director Stock Incentive Plans, the Company also granted restricted stock awards to certain employees and non-employee service providers that, at the original grant or when subsequently modified, vest only upon the satisfaction of performance-based conditions such as the Company’s consummation of a deemed liquidation event or an IPO. As of December 31, 2024, there were 714,310 unvested restricted shares related to these grants with weighted-average grant date fair value of $9.82 per share and $3.8 million of unrecognized compensation costs. For the three and nine months ended September 30, 2025, the Company recognized the entire $3.8 million of share-based compensation expense related to these awards as the restricted shares vested upon the completion of the IPO in August 2025. At vesting date, the total fair value of the restricted shares amounted to $16.4 million.
19.SEGMENT REPORTING
The Company previously operated three reportable business segments prior to the quarter ended June 30, 2025. As a result of the TISE Acquisition, beginning with the period ended June 30, 2025, the Company operates four reportable segments: Options, Equities, Futures, and International which is reflective of how the Company’s CODM reviews and operates. Prior period amounts have been recast to conform to the current segment presentation.
Options – The Options segment includes listed options on the stocks of individual corporations (“equity options”) and options on exchange-traded products (“ETPs”), such as exchange-traded funds (“ETFs”), which are “multi-listed” options and listed on a non-exclusive basis. These options trade on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Sapphire, all U.S. national security exchanges. The Options segment also includes applicable market data revenue generated from OPRA Plan, the licensing of proprietary options market data, index licensing, and access services.
Equities – The Equities segment includes our business operations relating to listed U.S. equities and ETP transaction services that occur on MIAX Pearl. The Equities segment also includes applicable market data revenue generated from the CTA Plan, the UTP Plan, and the CQS Plan, as well as licensing of proprietary equities market data, routing services, and access services.
Futures – The Futures segment includes transaction services provided by MIAX Futures, Dorman Trading and MIAXdx, which includes offerings for trading and clearing of futures products, the licensing of proprietary market data, as well as access services.
International – The International segment, which represents the Company’s operations outside of U.S, includes listing services for capital market instruments such as equities, debt issues, funds, hedge funds, derivative warrants and insurance linked securities provided by BSX and listing of high yield bonds and private equity debt by TISE.
Corporate and Other – Corporate and Other includes certain other business ventures, corporate costs and operations including intersegment elimination as such items are not used to evaluate the operating performance of the above segments.
An operating segment is generally defined as a component of business for which discreet financial information is available and whose results are reviewed by the CODM. Operating segments are aggregated into reportable segments if certain criteria are met. The Company’s CODM is its Chief Executive Officer who manages business operations, evaluates performance and allocates resources based on the segments net revenues and operating income. Revenue and cost of revenue is recorded specifically in the segment in which they are earned or to which they relate. The Company directly allocates expenses to the operating segments when reasonably possible to do so. Beginning in the third quarter of 2025, Management concluded that non-operating (expenses) income and income (loss) before tax provision at the segment-level are provided to the CODM on a recurring basis. However, the CODM does not consider non-operating (expense) income when evaluating performance of or allocating resources to the operating segment.
The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate and Other (in thousands):

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$276,540	$38,028	$19,364	$5,533	$313	$339,778
Less: Cost of revenue	182,041	33,676	14,578	—	—	230,295
Revenues less cost of revenue	94,499	4,352	4,786	5,533	313	109,483
Operating expenses
Compensation and benefits	27,373	4,712	16,574	2,720	17,374	68,753
Information technology and communication costs	3,896	1,819	2,653	663	259	9,290
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
Professional fees and outside services	4,189	514	265	305	5,534	10,807
Acquisition-related costs	—	—	—	—	—	—
General, administrative, and other expenses	3,851	595	2,138	627	5,498	12,709
Total operating expenses	43,135	9,210	23,322	4,750	29,371	109,788
Operating income (loss)	51,364	(4,858)	(18,536)	783	(29,058)	(305)
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(338)	(338)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(255)	(255)
Interest income	482	—	207	111	1,858	2,658
Interest expense and amortization of debt issuance costs	—	—	(36)	—	(3,342)	(3,378)
Unrealized gain on derivative assets	—	—	—	7,979	—	7,979
Loss on debt extinguishment	—	—	—	—	(107,656)	(107,656)
Other, net	—	—	(61)	—	(1,534)	(1,595)
Income (loss) before income tax provision	$51,846	$(4,858)	$(18,426)	$8,873	$(140,325)	$(102,890)

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$200,058	$50,647	$24,840	$806	$305	$276,656
Less: Cost of revenue	139,133	48,413	19,552	—	—	207,098
Revenues less cost of revenue	60,925	2,234	5,288	806	305	69,558
Operating expenses
Compensation and benefits	15,456	3,314	11,890	2,036	5,154	37,850
Information technology and communication costs	2,928	1,387	2,274	567	94	7,250
Depreciation and amortization	2,835	1,581	927	146	556	6,045
Professional fees and outside services	4,281	533	1,138	119	6,587	12,658
General, administrative, and other expenses	2,498	418	1,879	584	1,535	6,914
Total operating expenses	27,998	7,233	18,108	3,452	13,926	70,717
Operating income (loss)	32,927	(4,999)	(12,820)	(2,646)	(13,621)	(1,159)
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(6,791)	(6,791)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,635)	(1,635)
Interest income	265	—	224	—	351	840
Interest expense and amortization of debt issuance costs	—	—	(91)	—	(2,117)	(2,208)
Unrealized gain on derivative assets	—	—	—	10,010	—	10,010
Other, net	—	—	1,239	—	(1,942)	(703)
Income (loss) before income tax provision	$33,192	$(4,999)	$(11,448)	$7,364	$(25,755)	$(1,646)

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$799,393	$118,466	$67,278	$8,650	$852	$994,639
Less: Cost of revenue	530,905	106,092	51,613	—	—	688,610
Revenues less cost of revenue	268,488	12,374	15,665	8,650	852	306,029
Operating expenses
Compensation and benefits	62,447	11,351	39,883	5,332	27,721	146,734
Information technology and communication costs	11,041	5,119	7,143	1,676	710	25,689
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
Professional fees and outside services	12,438	1,534	1,729	881	13,577	30,159
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other expenses	11,129	1,726	5,865	1,545	9,665	29,930
Total operating expenses	107,348	24,340	58,275	10,472	56,315	256,750
Operating income (loss)	161,140	(11,966)	(42,610)	(1,822)	(55,463)	49,279
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(2,229)	(2,229)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,172)	(1,172)
Interest income	1,248	—	599	131	3,393	5,371
Interest expense and amortization of debt issuance costs	—	—	(106)	—	(12,604)	(12,710)
Loss on sale of intangible asset	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative assets	—	—	—	(39,039)	—	(39,039)
Loss on debt extinguishment	—	—	—	—	(107,656)	(107,656)
Other, net	(1)	—	2,183	(62)	8,645	10,765
Income (loss) before income tax provision	$162,387	$(11,966)	$(39,934)	$(42,846)	$(167,086)	$(99,445)

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$599,171	$141,994	$71,684	$2,460	$867	$816,176
Less: Cost of revenue	424,751	141,478	56,008	—	—	622,237
Revenues less cost of revenue	174,420	516	15,676	2,460	867	193,939
Operating expenses
Compensation and benefits	42,763	9,562	34,003	6,374	14,525	107,227
Information technology and communication costs	8,606	4,138	6,777	1,614	307	21,442
Depreciation and amortization	8,116	4,496	2,401	427	1,667	17,107
Professional fees and outside services	13,523	1,622	3,859	584	15,075	34,663
General, administrative, and other expenses	8,427	1,553	4,856	1,480	7,167	23,483
Total operating expenses	81,435	21,371	51,896	10,479	38,741	203,922
Operating income (loss)	92,985	(20,855)	(36,220)	(8,019)	(37,874)	(9,983)
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(8,149)	(8,149)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,635)	(1,635)
Interest income	805	—	687	—	484	1,976
Interest expense and amortization of debt issuance costs	—	—	(137)	—	(9,395)	(9,532)
Gain on sale of intangible asset	—	—	—	52,604	—	52,604
Unrealized gain on derivative assets	—	—	—	76,684	—	76,684
Other, net	—	—	953	—	(1,102)	(149)
Income (loss) before income tax provision	$93,790	$(20,855)	$(34,717)	$121,269	$(57,671)	$101,816
20.INCOME TAXES
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to the ordinary income or loss for the reporting period, which excludes any unusual or infrequently occurring discrete items, together with any discrete tax amounts for the reporting period, in accordance with ASC 740, “Income Taxes”. The Company has U.S. federal net operating loss (“NOL”) carryforwards available to reduce future U.S. federal taxable income and generally can be carried forward indefinitely, but are subject to a limitation on deductibility equal to 80% of federal taxable income in any given year for NOLs arising in tax years beginning after December 31, 2017. Due to the availability of these NOL carryforwards and other federal tax attributes, the Company has no current U.S. federal income tax liability. The Company has current U.S. state tax in certain states because of limitations in deductibility of NOL carryforwards in those states. The Company provides a valuation allowance against its net U.S. deferred tax assets, on the basis that it is more likely than not that the assets will not be realized, and records a deferred tax liability on U.S. indefinite lived assets. Consequently, the provision for income taxes is primarily driven by current U.S. state tax in states with limitations in deductibility of NOL carryovers, changes in the deferred tax liability on U.S. indefinite lived assets and Guernsey tax on TISE's income.
The effective tax rates (“ETRs”) for the nine months ended September 30, 2025 and 2024 were (0.5)% and 2.7%, respectively, and for the three months ended September 30, 2025 and 2024 were 0.8% and (94.7)%, respectively. The ETRs differ from the statutory U.S. federal rate of 21.0% primarily due to the valuation allowance against the net U.S.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
deferred tax asset. The ETRs for the nine months and three months ended September 30, 2025 were different to the ETRs for the same periods in 2024 mainly due to changes in the valuation allowance.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act which introduced significant changes to numerous areas of U.S. federal income tax law, including permanency of certain provisions in the Tax Cuts and Jobs Act, R&D expensing, and bonus depreciation. This resulted in an income tax benefit in the third quarter of 2025.
21.RELATED PARTY TRANSACTIONS
Loan transactions
During 2021, the Company issued convertible promissory notes to certain related parties amounting to $48.1 million at an interest rate of 10% per annum with a maturity date three years from date of issuance. The notes along with all accrued but unpaid interest is convertible at the option of the lender into shares of common stock of the Company at a conversion price of $18.00 per share until the maturity date of such notes. On March 31, 2024, the Company entered into an agreement with the lender to convert $2.0 million of the outstanding loan into 111,111 shares of the Company’s common stock. On May 2, 2024, the remaining $46.1 million was converted into 2,561,111 shares of the Company’s common stock. See Note 11 - Debt Obligations.
In December 2020, the Company had issued convertible promissory notes to a shareholder of the Company in the principal amount of $5.0 million, at an interest rate of 9.5% per annum. In consideration for making the loan, the Company agreed to extend the expiration dates until December 31, 2025 for an aggregate total of 1,807,847 warrants to purchase Company common stock previously issued. The outstanding principal was $5.0 million at September 30, 2025 and December 31, 2024. The outstanding interest was $0.1 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively.
Financial consulting, placement and professional fees
The Company has entered into agreements with companies affiliated with certain shareholders, directors, and executive officers of the Company, to provide consulting services to the Company in exchange for compensation. During the nine months ended September 30, 2025 and 2024, the Company paid $2.7 million and $1.1 million, respectively, for certain consulting services. In addition, during the nine months ended September 2024, the Company paid an advisory fee of $4.3 million to a company affiliated with a director in connection with the 2029 Senior Secured Term Loan, which was recorded as debt discount which was amortized over the term of the loan. The Company issued 137,500 warrants to a related party during the nine months ended September 30, 2024 for certain stockholder services to be rendered which warrants vest upon the completion of the agreed upon services. There were no warrants issued to related parties during the nine months ended September 30, 2025.
Private placement sales of stock and warrants
During the period ended September 30, 2024, the Company issued 275,610 shares of common stock with 27,561 warrants to purchase shares of common stock for total proceeds of $5.7 million in a private placement transaction to a related party. The warrants to purchase shares of common stock have an exercise price equal to $20.50 per share and expiration date of three years from the date of issuance. There were no purchases of common stock or warrants to purchase common stock by related parties during the nine months ended September 30, 2025.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
22.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Net income (loss)	$(102,080)	$(3,205)	$(99,973)	$99,095
Net loss attributable to non-controlling interest	—	(1)	—	(137)
Net income (loss) attributable to Miami International Holdings, Inc.	$(102,080)	$(3,204)	$(99,973)	$99,232
Weighted-average common shares outstanding	70,128,197	63,246,820	66,168,315	60,477,992
Basic net income (loss) per share	$(1.46)	$(0.05)	$(1.51)	$1.64

Diluted net income (loss) per share:
Net income (loss) attributable to Miami International Holdings, Inc.	$(102,080)	$(3,204)	$(99,973)	$99,232
Add: convertible debt interest expense, net of tax	—	—	—	1,932
Adjusted net income (loss) attributable to Miami International Holdings, Inc.	$(102,080)	$(3,204)	$(99,973)	$101,164
Weighted-average common shares and share equivalents outstanding	70,128,197	63,246,820	66,168,315	75,212,560
Diluted net income (loss) per share	$(1.46)	$(0.05)	$(1.51)	$1.35
The potentially dilutive shares of common stock that have been excluded from the calculation of earnings per share because of the anti-dilutive effect for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options	22,172,587	21,288,007	22,172,587	5,358,707
Warrants to purchase shares of common stock	18,581,679	14,695,691	18,581,679	1,092,625
Convertible preferred stock	—	781,859	—	781,859
Debt convertible into shares of common stock	321,477	516,149	321,477	—
Unvested restricted stock awards	1,588,455	3,557,923	1,588,455	910,000
Total potentially diluted shares of common stock	42,664,198	40,839,629	42,664,198	8,143,191
23.LEASES
The Company has operating leases related to office space and data centers under non-cancellable operating leases that expire at various times through December 2034, some of which include options to renew or extend the lease for an additional 10 years. As of September 30, 2025, there are no leases with residual value guarantees or leases not yet commenced to which the Company is committed. The Company combines the lease and non-lease components of lease payments in determining right of use assets and related lease liabilities.
Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term. The lease expenses related to the short-term leases were $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively and $0.1 million for both three and nine months ended September 30, 2024. Lease expense related to office space amounted to $2.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively and $6.4 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively, and are recorded within occupancy costs in the condensed consolidated statements of operations.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Lease expense related to the data centers amounted to $2.7 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, Lease expense related to the data centers amounted to $7.8 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively, and are recorded within information technology and communication costs in the condensed consolidated statements of operations.
The components of operating lease cost for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost:
Fixed lease cost	$3,491	$2,265	$7,609	$6,755
Short-term lease cost	106	118	277	118
Variable lease cost	1,671	1,655	6,325	5,107
Total operating lease cost	$5,268	$4,038	$14,211	$11,980
Supplemental cash flow information related to the operating leases for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,662	$5,760
The following table presents the supplemental balance sheet information related to operating leases at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right of use assets	$16,694	$15,478
Total right of use asset	$16,694	$15,478

Current portion of operating lease liability	$6,127	$6,622
Non-current operating lease liabilities	18,617	15,438
Less: Tenant improvement allowance receivable	(929)	(2,426)
Total leased liabilities	$23,815	$19,634
The Company records the operating lease right of use assets within other assets, net, the current portion of the operating lease liability within accounts payable and other liabilities and the non-current operating lease liabilities within other non-current liabilities in the condensed consolidated balance sheets.
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	Nine Months Ended September 30,
	2025		2024
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (years)	5.21 years	3.62 years	5.62 years	4.01 years
Weighted average discount rate	17.8%	8.0%	17.6%	7.9%

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company uses its incremental borrowing rate as the discount rate, which is based on the implied cost of debt. The undiscounted cash flow for future maturities of the Company’s lease liabilities as of September 30, 2025 are as follows (in thousands):

	Operating Lease	Finance Lease
2025	$2,634	$50
2026	10,642	199
2027	7,439	174
2028	2,711	105
2029	2,697	105
Thereafter	13,662	17
Total lease payments	39,785	650
Less: imputed interest	(15,041)	(68)
Total lease liabilities	24,744	582
Less: current lease liabilities	(6,127)	(170)
Total non-current lease liabilities	$18,617	$412
Company as a lessor
The Company leases office space obtained as part of the acquisition of MIAX Futures. The Company has classified the lease relationship as an operating lease.
The following table sets out a maturity analysis of lease receivables, showing the undiscounted lease payments to be received after the reporting date (in thousands):

2025	$341
2026	1,268
2027	645
2028	373
2029	337
Thereafter	80
Total lease receivable	$3,044
24.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report, and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the Final Prospectus. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods shown, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Data as of and for the three and nine months ended September 30, 2025 and 2024 have been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected in the future. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
Our Company
We are a technology-driven leader in building and operating regulated financial marketplaces across multiple asset classes and geographies. Our MIAX Exchanges, MIAX Futures and BSX marketplaces are enabled by in-house built, proprietary technology. We believe the speed and performance of our proprietary technology coupled with our fully integrated, award-winning customer service, sets us apart from our competitors.
We operate markets across a diverse number of asset classes including options, futures and cash equities and are developing a portfolio of new products. Our markets include: options through MIAX Options, MIAX Pearl, MIAX Emerald, and MIAX Sapphire; U.S. equities through MIAX Pearl Equities; U.S. futures and options on futures through MIAX Futures, and international listings through BSX and TISE. We also own Dorman Trading, an FCM. We also trade Hard Red Spring Wheat futures and options on MIAX Futures. Through MIAX Futures Clearing, we also offer clearing services for U.S. futures and options on futures. We also own MIAXdx, a DCM and DCO.
In August 2025, we raised $396.8 million in gross proceeds from our IPO of 17,250,000 shares of common stock, including the full exercise of the underwriters' over-allotment option.
2029 Senior Secured Term Loan
On August 21, 2024, the Company entered into the 2029 Senior Secured Term Loan for an aggregate principal amount of $100 million at a stated interest rate of 12.90% per annum payable quarterly. The Company received net proceeds of $95 million after deducting upfront fees. Prior to the second anniversary of the loan, the lenders, at their sole discretion, could make additional term loans to the Company in an aggregate amount of up to $100 million. The 2029 Senior Secured Term Loan was due to mature on August 21, 2029.
In connection with the 2029 Senior Secured Term Loan, the Company issued to the lenders warrants to purchase up to 2,277,338 and 1,518,226 shares of common stock with an exercise price equal to $7.15 and $8.55 per share, respectively, with an expiration date of August 21, 2032. The warrants included a cashless exercise feature, anti-dilution protection, a put right for unexercised warrants under certain conditions and an automatic exercise requirement immediately prior to expiration.
The warrants provided that at any time following the earlier of (i) an event of default, as defined in the loan agreement, or repayment in full of the 2029 Senior Secured Term Loan and (ii) the sixth anniversary of the loan agreement, the lenders, had the right, but not the obligation, to require the Company to redeem any unexercised portion of the warrants for a purchase price equal to its fair value. The put right terminates upon completion of a “Qualified IPO,” which is defined as an underwritten public offering by the Company of its common equity interests (a) that results in a publicly traded float of at least $500 million as of the date of the initial public offering and (b) where the aggregate primary and secondary offering proceeds, net of underwriting discounts and commissions, are at least $250 million.

The puttable warrants issued with debt were accounted for as a liability carried at fair value subject to remeasurement at each balance sheet date, with any change in the fair value recognized as a component of non-operating income (expense) in the condensed consolidated statements of operations. A portion of the 2029 Senior Secured Term Loan was attributed to the puttable warrants which at the time of issuance had been valued at $59.5 million. The initial fair value of the puttable warrants was recorded as a debt discount which was being amortized, together with debt issuance costs amounting to $5.8 million, to interest expense using the effective interest method over the life of the loan at an effective interest rate of 52.6%.
As of December 31, 2024, the fair value of the puttable warrants was determined to be $64.2 million, respectively. The Company determined the initial and subsequent fair value measurements of the warrant liability using a Black-Scholes valuation model. See Note 15 - Fair Value. The rights to put warrants terminated upon completion of the Company’s IPO in August 2025. Upon completion of the IPO, the outstanding puttable warrants issued with debt was remeasured at fair value and reclassified to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025 See Note 17 - Equity.
In June 2025, the lenders and the Company entered into Amendment No. 1 to the 2029 Senior Secured Loan Agreement pursuant to which the lenders made an incremental term loan to the Company in the aggregate principal amount of $40 million on substantially the same terms as the 2029 Senior Secured Term Loan. The Incremental Term Loan had an interest at a rate of 12.90% per annum, was payable in cash and matured in August 2029. The proceeds from the Incremental Term Loan was used to fund a portion of the purchase price of the TISE Acquisition. The Company received net proceeds of $36.9 million after deducting upfront fees and lenders issuance costs. The Company incurred additional issuance costs of $3.0 million. The upfront fees together with debt issuance costs was being amortized using the effective interest method over the life of the loan at an effective interest rate of 17.0%.
On August 18, 2025, the Company used proceeds from the IPO to repay entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million. The Company paid $178.4 million, including the outstanding interest payable of $2.5 million and a prepayment premium of $36.0 million. The Company recorded a loss on debt extinguishment of $107.7 million, which included the unamortized debt discount and issuance cost balance of $71.6 million, the prepayment premium of $36.0 million and legal expenses of $0.1 million.
The Company recognized $11.9 million and $1.8 million of interest expense related to the 2029 Senior Secured Term Loan during the nine months ended September 30, 2025 and 2024, respectively, including $2.8 million and $0.3 million related to the accretion of the debt discounts and deferred financing costs. The Company recognized $3.1 million and $1.8 million of interest expense related to the 2029 Senior Secured Term Loan during the three months ended September 30, 2025 and 2024, including $0.7 million and $0.3 million related to the accretion of the debt discounts and deferred financing costs, respectively.
Pyth Tokens Unlocking
In 2021, BSX entered into agreements with Pyth to begin publishing limited derived equities market data for certain symbols from MIAX Pearl Equities on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted BSX Pyth tokens which became inaccessible in 2022 resulting in an impairment of those assets. During 2023, pursuant to a replacement token agreement, BSX received 500 million replacement Pyth tokens which were locked and restricted from trading with a four year unlock schedule commencing on May 20, 2024. The Company also received an additional 0.8 million locked reward Pyth tokens, which will be unlocked at various times during 2025 through 2028. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock.
On May 20, 2024, the first 125 million Pyth tokens were unlocked by Pyth. During the quarter ended June 30, 2024, BSX sold the 125 million tokens for $52.6 million, net of expenses incurred. The net proceeds from the token sale were recorded as a gain on sale of intangible asset in non-operating (expense) income on the consolidated statement of operations. On May 20, 2025, another 125 million Pyth tokens were unlocked by Pyth and subsequently sold by the Company during the second quarter of 2025 for $16.2 million, net of related expenses. The remaining 250 million locked tokens will be distributed to BSX by the Pyth Network at the time of unlocking and are expected to be unlocked at a rate of 125 million tokens each on May 20, 2026 and May 20, 2027. This right to receive Pyth tokens meets the definition of a derivative as an active market was established for these tokens in the second quarter of 2024 and are therefore recognized at fair value at each reporting date and recorded in derivative assets (current and noncurrent) in the consolidated balance sheets with the changes in the fair value recognized in non-operating (expense) income on the consolidated statements of operations. As of September 30, 2025, the fair value of derivative assets associated with the 250 million locked Pyth tokens amounted to $27.0 million.
TISE Acquisition
On June 5, 2025, MIH, through MIH East completed the TISE Acquisition. Prior to the TISE Acquisition, MIH East owned 29.46% of the issued ordinary share capital in TISEG. The total cash consideration paid for the TISE Acquisition was approximately £51.5 million ($69.7 million).
TISEG, through its subsidiary, TISEA provides financial markets and securities services to public and private companies. TISEA operates TISE. Headquartered in Guernsey, TISE’s Qualified Investor Bond Market (“QIBM”) is a leading market in Europe for listing high yield bonds, private equity debt and has a growing reputation for securitization transactions. TISE also has a pool of investment funds, a significant share of the market for listed UK Real Estate Investment Trusts (“REITs”) and hosts a sustainable finance segment, TISE Sustainable.
Our Business Model
Business Segments
We report four business segments: Options, Equities, Futures, and International. Segment performance is primarily based on revenues less cost of revenues, operating income and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). We have aggregated all of our corporate costs and eliminations, as well as other business ventures, within Corporate and Other; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.
Management allocates resources, assesses performance and manages our business according to these four business segments:
Options. The Options segment includes our business operations relating to listed options on the stocks of individual equity options and options on ETPs, such as ETFs, which are “multi-listed” options and listed on a non-exclusive basis. These options trade on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire, which are all U.S. national security exchanges. The Options segment also includes applicable market data revenue generated from the OPRA Plan, the licensing of proprietary options market data, index licensing and access services.
Equities. The Equities segment includes our business operations relating to listed U.S. equities and ETP transaction services that occur on MIAX Pearl. The Equities segment also includes applicable market data revenue generated from the CTA Plan, the UTP Plan, and the CQS Plan, as well as licensing of proprietary equities market data, routing services and access services.
Futures. The Futures segment includes our business operations relating to futures transaction services provided by our futures exchange and clearing house, MIAX Futures. These services include offerings for trading and clearing of futures products, the licensing of proprietary market data, listings fees, as well as access services. In October 2022, we acquired Dorman Trading, a full-service FCM registered with the CFTC, which is included within the Futures segment. In May 2023, we acquired MIAXdx, a futures exchange, clearing house, and swaps execution facility registered with the CFTC, which is also included within the Futures segment.
International. The International segment includes listing services for capital market instruments such as equities, debt issues, funds, hedge funds, derivative warrants and insurance linked securities provided by BSX and listing of high yield bonds and private equity debt by TISE.
Key Factors Driving Our Performance
In broad terms, our business performance is impacted by several drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of trends, including:
•trading volumes in listed equity options; trading volumes in listed futures; volumes in listed equity securities and ETFs;
•our ability to continue expanding market share in listed equity options, listed futures, and listed equity securities and ETFs;

•the demand for and pricing structure of the U.S. Tape Plan market data distributed by the Securities Information Processors (“SIPs”) and the market data distributed by OPRA which determine the pool size of the industry market data revenue we receive based on a known formula using trading and/or quoting activity, as required by Regulation National Market System (“NMS”);
•consolidation and expansion of our customers and competitors in the industry;
•the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access services;
•continuing pressure in transaction fee pricing due to intense competition;
•inverted pricing, where liquidity payments exceed transaction revenues, implemented to attract volume in listed equity securities and ETFs and volumes on our proprietary products;
•regulatory changes relating to market structure and increased capital requirements and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements; and
•significant structural, political and monetary issues as well as macroeconomic effects of global events, such as health crisis and pandemics and geopolitical issues such as regional conflicts or wars which have resulted and may continue to result in an increased or subdued level of market volatility, changes in trading volumes and greater market uncertainty.
Key Components of Our Results of Operations
Revenues
Transaction and Clearing Fees
Transaction fees represent fees we charge to our exchange member firms, as customers, for the performance obligation of executing a trade on our exchanges and comprise the majority of our revenues. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis in accordance with our published fee schedules. Transaction fees also include Dorman Trading’s sales and brokerage commissions generated by customers trading activity on options and futures. Transaction fees are recognized across all operating segments and are recorded as transactions occur on a trade-date basis. Clearing fees, which include settlement fees, are charged by us for transactions cleared by MIAX Futures, Dorman Trading and BSX. Clearing fees can be variable based on cleared volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded and billed on a monthly basis in accordance with our published fee schedules. Clearing fees are recognized in the Futures segment for MIAX Futures and Dorman Trading and in the International segment for BSX, and are recorded as transactions are cleared.
In the event that a customer prepays for transaction fees, revenue is recognized as transactions occur. Tiered discounts are offered to customers based on the amount of trades that are executed on our exchanges. As these are volume driven, they reduce the transaction price and are recorded net in transaction fees. Liquidity payments are paid for certain customer transactions are accounted for as consideration payable to a customer and are recorded separately as cost of revenues.
Transaction and clearing fees also result in regulatory fees. Regulatory fees include the options regulatory fee (“ORF”) and Section 31 fees. ORF is in place to fund our regulatory oversight function of the exchange marketplace and is determined based on the number of customer contracts and cannot be used for non-regulatory purposes. Section 31 fees are transaction fees charged by the SEC to the exchanges. The Section 31 fees charged to customers are based on the fee set by the SEC per notional value of transactions executed on our securities markets and are calculated and billed monthly. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment and the fee will revert to a new rate once legislation for fiscal year 2026 appropriation is enacted. The Section 31 fee collected by us is ultimately payable to the SEC, and therefore we record a corresponding cost of revenues.
Access Fees
Access fees include fees assessed for allowing customers, which include exchange member firms and non-member firms, to connect their networks to one of our exchanges for a specified period of time. Fees for these services are assessed to customers for the opportunity to trade as member firms, or in the case of non-member firms to provide these services to member firms, and use other related functions of the exchanges. Access fees are billed monthly in accordance with our published fee schedules and are recognized during the period the service is provided, which is generally one month. Access fees are recognized across all operating segments.
Market Data Fees
We charge market data fees for making market data available to customers either through direct subscriptions or through our participation in the U.S. Tape Plans. Market data revenue includes distributions from the U.S. Tape Plans, which is distributed based upon each individual exchange’s market share of U.S. volume, trades, and/or quotes. Market data revenue also includes market data revenue earned from the sale of proprietary market data directly to the customer on a subscription basis. Market data revenue is recognized in the period the data is provided. U.S. Tape Plan market data is recognized in the Options and Equities segments. Proprietary market data fees are recognized across all segments.
Other Revenue
Other revenue primarily includes initial and annual listing fees from TISE, BSX, and MIAX Futures listings, member fines, office rental income and interest income from MIAX Futures and Dorman Trading clearing operations.
Concentration of Revenue
The following tables summarize each customer’s revenue concentration as a percentage of the Company’s total revenues during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Customer 1	16%	14%	15%	15%
Customer 2	18%	15%	19%	15%
Customer 3	11%	12%	11%	12%
While the Company has historically had certain recurring customers, no customer is contractually or otherwise obligated to continue to use our services and therefore there is no assurance that recurring customers or revenues will continue in future periods.
Cost of Revenues
Liquidity Payments
Liquidity payments are directly correlated to the volume of securities traded on our markets. We record liquidity payments paid to market participants providing liquidity and/or order flow as cost of revenues and consider them to be a distinct service. In certain instances, including for new segments and proprietary products, liquidity payments exceed transaction fees resulting in inverted pricing. In our Equities segment, we currently offer liquidity payments higher than transaction fees to attract order flow that might otherwise trade on other exchanges.
For certain new products in our Futures segment, we currently waive certain transaction fees and provide liquidity payments to attract volumes from competing proprietary products offered on other exchanges. Additionally, in our Futures segment through Dorman Trading, we record liquidity payments to introducing brokers.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include fees incurred by Dorman Trading for clearing and settlement services paid to executing brokers, exchanges, clearing organizations and banks. There are also various rules that require U.S. options and equities trade executions occur at the National Best Bid/Offer (“NBBO”) displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby our equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers to facilitate such delivery. Additionally, within brokerage, clearing and exchange fees are costs incurred by MIAX Futures for futures trades executed on CME Globex. This expense ceased beginning June 30, 2025 when MIAX Futures migrated off of the CME Globex platform and onto the MIAX Futures Onyx trading platform.

Section 31 Fees
Exchanges under the authority of the SEC (MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment and the fee will revert to a new rate once legislation for fiscal year 2026 appropriation is enacted.
Equity Rights Program
We incur expenses for certain share-based payment awards as part of our ERPs. Under these programs, we record the fair value of the number of shares that vest in a period as a cost of revenues. The vesting period for the last share-based payment, related to ERP V, commenced January 1, 2021 and ended June 30, 2024. No warrant expense was recognized thereafter.
Revenues generated during the nine months ended September 30, 2024 exceeded the costs incurred with respect to ERP V participants. See “Segment Operating Results — Equities” for additional information.
Other Cost of Revenues
Other cost of revenues include interest paid to customers generated from customer funds deposited with Dorman Trading to satisfy margin requirements held by third-party banks or on deposit with or pledged to clearing organizations or other FCMs, as well as the investment of customer funds in allowable securities, primarily U.S. Treasury obligations. MIAX Futures pays interest to clearing members from member funds deposited with MIAX Futures as clearinghouse performance bonds and guarantee funds. Also included with other cost of revenues are third-party trading platform fees which are recharged to customers. These costs are incurred in our Futures segment by Dorman Trading.
Operating Expenses
Compensation and Benefits
Compensation and benefits represent our largest expense category and tend to be driven by our staffing requirements, financial performance and the general dynamics of the employment market. Stock-based compensation is a non-cash expense related to equity awards. Stock-based compensation can vary depending on the quantity and fair value of the award on the date of grant and the related service period. Certain outstanding equity awards vested or had vesting accelerated upon the Company’s initial public offering.
Information Technology and Communications
Information technology and communications consists primarily of costs related to hosted data centers, maintenance and support of computer equipment and software, circuits supporting our wide area network and fees paid to information vendors for market data.
Depreciation and Amortization
Depreciation and amortization expense results from the depreciation of long-lived assets purchased, the amortization of purchased and internally developed software and the amortization of intangible assets.
Occupancy
Occupancy costs primarily consist of expenses related to owned and leased properties including rent, maintenance, utilities and real estate taxes.
Professional Fees and Outside Services
Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to legal, technology support, regulatory, audit and tax advisory services.

Marketing and Business Development
Marketing and business development includes marketing programs for new products, branding, promotions and corporate events.
Acquisition-Related Costs
Acquisition-related costs relate to the TISE Acquisition. The acquisition-related costs include fees for investment banking advisors, lawyers, accountants, tax advisors, and other external costs directly related to the acquisition.
General, Administrative, and Other Expenses
General, administrative, and other expenses represent all other costs necessary to support our operations including travel and entertainment, Board fees and commercial insurance.
Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include the change in fair value of puttable common stock, change in fair value of puttable warrants issued with debt, interest expense related to outstanding debt facilities, loss on extinguishment of debt, interest earned on the investing of excess cash, consideration paid for termination of put liability, unrealized gains and losses on derivative assets (right to receive Pyth tokens), and gains and losses on sale of intangible assets.
Results of Operations
The following are summaries of changes in financial performance and include certain non-GAAP financial measures. Management uses these non-GAAP measures internally in conjunction with GAAP measures to help evaluate our performance and to help make financial and operational decisions. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items management believes do not reflect our underlying operations.
We believe our presentation of these measures provides investors with greater transparency into financial measures used by management and is useful to investors for period-to-period comparisons of our ongoing operating performance.
These non-GAAP financial measures are not presented in accordance with, or as an alternative to, GAAP financial measures and may be calculated differently from non-GAAP measures used by other companies, which reduces their usefulness as comparative measures. We encourage analysts, investors and other interested parties to use these non-GAAP measures as supplemental information to the GAAP financial measures included herein, including our consolidated financial statements, to enhance their analysis and understanding of our performance and in making comparisons. See the footnotes below for definitions, additional information and reconciliations to the closest GAAP measure.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Overview
The following summarizes changes in financial performance for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024 (in thousands, except share, per share amounts and percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Total revenues	$339,778	$276,656	$63,122	22.8%	$994,639	$816,176	$178,463	21.9%
Total cost of revenues	230,295	207,098	23,197	11.2%	688,610	622,237	66,373	10.7%
Revenues less cost of revenues	109,483	69,558	39,925	57.4%	306,029	193,939	112,090	57.8%
Total operating expenses	109,788	70,717	39,071	55.2%	256,750	203,922	52,828	25.9%
Operating income (loss)	(305)	(1,159)	854	*	49,279	(9,983)	59,262	*
Income (loss) before income tax provision	(102,890)	(1,646)	(101,244)	*	(99,445)	101,816	(201,261)	*
Income tax benefit (expense)	810	(1,559)	2,369	*	(528)	(2,721)	2,193	*
Net income (loss)	(102,080)	(3,205)	(98,875)	*	(99,973)	99,095	(199,068)	*
Net loss attributable to non-controlling interest	—	(1)	1	*	—	(137)	137	*
Net income (loss) attributable to MIH	$(102,080)	$(3,204)	$(98,876)	*	$(99,973)	$99,232	$(199,205)	*
Basic earnings per share	$(1.46)	$(0.05)	$(1.41)	*	$(1.51)	$1.64	$(3.15)	*
Diluted earnings per share	$(1.46)	$(0.05)	$(1.41)	*	$(1.51)	$1.35	$(2.86)	*
Basic weighted average shares outstanding	70,128,197	63,246,820	6,881,377	10.9%	66,168,315	60,477,992	5,690,323	9.4%
Diluted weighted average shares outstanding	70,128,197	63,246,820	6,881,377	10.9%	66,168,315	75,212,560	(9,044,245)	(12.0)%
Adjusted revenues less cost of revenues(1)	$109,483	$69,558	$39,925	57.4%	$306,029	$195,914	$110,115	56.2%
EBITDA(2)	$(93,941)	$5,768	$(99,709)	*	$(70,769)	$126,616	$(197,385)	*
EBITDA margin(3)	(85.8)%	8.3%	(94.1) pts	*	(23.1)%	65.3%	(88.4) pts	*
Adjusted EBITDA(2)	$48,019	$18,690	$29,329	156.9%	$136,937	$52,744	$84,193	159.6%
Adjusted EBITDA margin(3)	43.9%	26.9%	17.0 pts	63.2%	44.7%	26.9%	17.8 pts	66.2%
Adjusted earnings(4)	$39,947	$8,273	$31,674	382.9%	$107,733	$25,342	$82,391	325.1%
Adjusted earnings margin(4)	36.5%	11.9%	24.6 pts	206.7%	35.2%	12.9%	22.3 pts	172.9%
Adjusted diluted earnings per share(4)	$0.42	$0.11	$0.31	281.8%	$1.28	$0.34	$0.94	276.5%
Diluted weighted average shares outstanding used for adjusted diluted earnings per share	96,100,563	75,669,313	20,431,250	27.0%	84,197,990	75,212,560	8,985,430	11.9%
__________________
*Not meaningful
(1)Adjusted revenues less cost of revenues is defined as revenues less cost of revenues excluding the cost of the ERP. Adjusted revenues less cost of revenues does not represent, and should not be considered as an alternative to, revenues less cost of revenues as determined in accordance with GAAP. We have presented revenues less cost of revenues and adjusted revenues less cost of revenues because we consider them important supplemental measures of our performance. In addition, we use adjusted revenues less cost of revenues as a measure of operating performance for preparation of our forecasts. Other companies may calculate revenues less cost of revenues and adjusted revenues less cost of revenues differently than we do. Revenues less cost of revenues and adjusted revenues less cost of revenues have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)EBITDA is defined as income before interest expense and amortization of debt discount costs, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before share-based compensation, investment gain/loss, litigation costs, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, loss on extinguishment of debt, one time IPO payments, settlement fee, impairment charges, gain/loss on intangible asset, warrant modifications, and unrealized gain/loss on derivative assets. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(3)EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA margin represents adjusted EBITDA divided by adjusted revenues less cost of revenues.
(4)Adjusted earnings is defined as net income (loss) adjusted for share-based compensation, investment gain/loss, litigation costs, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, loss on extinguishment of debt, one time IPO payments, settlement fee, impairment charges, gain/loss on intangible asset, warrant modifications, and unrealized gain/loss on derivative assets, net of the income tax effects of these adjustments. Adjusted earnings margin represents adjusted earnings divided by adjusted revenues less cost of revenues. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding used for adjusted diluted earnings per share (which includes the impact of anti-dilutive securities on a GAAP basis). Adjusted earnings does not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented adjusted earnings because we consider this an important supplemental measure of our performance. In addition, we use adjusted earnings as a measure of operating performance for preparation of our forecasts. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as substitute for analysis of our results as reported under GAAP.
The following sets forth our results of operations by segment (in thousands):

	Three Months Ended September 30,
	2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$245,406	$31,899	$15,424	$85	$—	$292,814
Access fees	23,076	3,761	275	41	(57)	27,096
Market data fees	7,011	2,368	1,279	80	(8)	10,730
Other revenue	1,047	—	2,386	5,327	378	9,138
Total revenues	276,540	38,028	19,364	5,533	313	339,778
Cost of revenues:
Liquidity payments	180,950	33,470	2,866	—	—	217,286
Brokerage, clearing, and exchange fees	1,091	206	10,315	—	—	11,612
Other cost of revenues(1)	—	—	1,397	—	—	1,397
Total cost of revenues	182,041	33,676	14,578	—	—	230,295
Revenues less cost of revenues	94,499	4,352	4,786	5,533	313	109,483
Operating expenses:
Compensation and benefits	27,373	4,712	16,574	2,720	17,374	68,753
Information technology and communication costs	3,896	1,819	2,653	663	259	9,290
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
Occupancy costs	1,807	227	703	259	572	3,568
Professional fees and outside services	4,189	514	265	305	5,534	10,807
Marketing and business development	150	36	326	99	148	759
General, administrative, and other	1,894	332	1,109	269	4,778	8,382
Total operating expenses	43,135	9,210	23,322	4,750	29,371	109,788
Operating income / (loss)	51,364	(4,858)	(18,536)	783	(29,058)	(305)
Non-operating (expense) income:
Change in fair value of puttable common stock	—	—	—	—	(338)	(338)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(255)	(255)
Interest income	482	—	207	111	1,858	2,658
Interest expense and amortization of debt issuance costs	—	—	(36)	—	(3,342)	(3,378)
Loss on extinguishment of debt	—	—	—	—	(107,656)	(107,656)
Unrealized gain on derivative assets	—	—	—	7,979	—	7,979
Other, net	—	—	(61)	—	(1,534)	(1,595)
Income (loss) before income tax provision	51,846	(4,858)	(18,426)	8,873	(140,325)	(102,890)
Income tax benefit (expense)	—	—	—	(396)	1,206	810
Net income (loss) attributable to MIH	$51,846	$(4,858)	$(18,426)	$8,477	$(139,119)	$(102,080)
__________________
(1)Includes $0.4 million related to access fees, $0.4 million related to market data fees, and $0.7 million related to other revenue.

	Three Months Ended September 30,
	2024
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$176,547	$43,569	$20,451	$56	$—	$240,623
Access fees	18,787	3,557	167	36	(57)	22,490
Market data fees	4,663	3,521	940	27	(8)	9,143
Other revenue	61	—	3,282	687	370	4,400
Total revenues	200,058	50,647	24,840	806	305	276,656
Cost of revenues:
Liquidity payments	127,890	38,015	1,892	—	—	167,797
Brokerage, clearing, and exchange fees	1,105	295	16,331	—	—	17,731
Section 31 fees	10,138	10,103	—	—	—	20,241
Equity rights program	—	—	—	—	—	—
Other cost of revenues(1)	—	—	1,329	—	—	1,329
Total cost of revenues	139,133	48,413	19,552	—	—	207,098
Revenues less cost of revenues	60,925	2,234	5,288	806	305	69,558
Operating expenses:
Compensation and benefits	15,456	3,314	11,890	2,036	5,154	37,850
Information technology and communication costs	2,928	1,387	2,274	567	94	7,250
Depreciation and amortization	2,835	1,581	927	146	556	6,045
Occupancy costs	1,031	169	443	175	517	2,335
Professional fees and outside services	4,281	533	1,138	119	6,587	12,658
Marketing and business development	197	8	114	14	330	663
General, administrative, and other	1,270	241	1,322	395	688	3,916
Total operating expenses	27,998	7,233	18,108	3,452	13,926	70,717
Operating income / (loss)	32,927	(4,999)	(12,820)	(2,646)	(13,621)	(1,159)
Non-operating (expense) income:
Change in fair value of puttable common stock	—	—	—	—	(6,791)	(6,791)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,635)	(1,635)
Interest income	265	—	224	—	351	840
Interest expense and amortization of debt issuance costs	—	—	(91)	—	(2,117)	(2,208)
Unrealized gain on derivative assets	—	—	—	10,010	—	10,010
Other, net	—	—	1,239	—	(1,942)	(703)
Income (loss) before income tax provision	33,192	(4,999)	(11,448)	7,364	(25,755)	(1,646)
Income tax expense	—	—	—	—	(1,559)	(1,559)
Net income (loss)	33,192	(4,999)	(11,448)	7,364	(27,314)	(3,205)
Net loss attributable to non-controlling interest	—	—	—	—	(1)	(1)
Net income (loss) attributable to MIH	$33,192	$(4,999)	$(11,448)	$7,364	$(27,313)	$(3,204)
__________________
(1)Includes $0.3 million related to access fees, $0.2 million related to market data fees, and $0.9 million related to other revenue.

	Nine Months Ended September 30,
	2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$712,330	$100,545	$55,184	$198	$—	$868,257
Access fees	65,668	10,915	751	122	(171)	77,285
Market data fees	20,087	7,006	3,315	240	(23)	30,625
Other revenue	1,308	—	8,028	8,090	1,046	18,472
Total revenues	799,393	118,466	67,278	8,650	852	994,639
Cost of revenues:
Liquidity payments	505,517	92,315	9,151	—	—	606,983
Brokerage, clearing, and exchange fees	3,210	730	38,607	—	—	42,547
Section 31 fees	22,178	13,047	—	—	—	35,225
Other cost of revenues(1)	—	—	3,855	—	—	3,855
Total cost of revenues	530,905	106,092	51,613	—	—	688,610
Revenues less cost of revenues	268,488	12,374	15,665	8,650	852	306,029
Operating expenses:
Compensation and benefits	62,447	11,351	39,883	5,332	27,721	146,734
Information technology and communication costs	11,041	5,119	7,143	1,676	710	25,689
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
Occupancy costs	4,370	535	1,723	686	1,704	9,018
Professional fees and outside services	12,438	1,534	1,729	881	13,577	30,159
Marketing and business development	473	153	811	203	437	2,077
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other	6,286	1,038	3,331	656	7,524	18,835
Total operating expenses	107,348	24,340	58,275	10,472	56,315	256,750
Operating income / (loss)	161,140	(11,966)	(42,610)	(1,822)	(55,463)	49,279
Non-operating (expense) income:
Change in fair value of puttable common stock	—	—	—	—	(2,229)	(2,229)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,172)	(1,172)
Interest income	1,248	—	599	131	3,393	5,371
Interest expense and amortization of debt issuance costs	—	—	(106)	—	(12,604)	(12,710)
Loss on extinguishment of debt	—	—	—	—	(107,656)	(107,656)
Loss on sale of intangible asset	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative assets	—	—	—	(39,039)	—	(39,039)
Other, net	(1)	—	2,183	(62)	8,645	10,765
Income (loss) before income tax provision	162,387	(11,966)	(39,934)	(42,846)	(167,086)	(99,445)
Income tax expense	—	—	—	(473)	(55)	(528)
Net income (loss) attributable to MIH	162,387	(11,966)	(39,934)	(43,319)	(167,141)	(99,973)
(1)Includes $1.0 million related to access fees, $0.8 million related to market data fees, and $2.0 million related to other revenue.

	Nine Months Ended September 30,
	2024
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$529,281	$123,673	$59,084	$171	$—	$712,209
Access fees	56,111	10,227	512	108	(171)	66,787
Market data fees	13,670	8,094	2,821	240	(17)	24,808
Other revenue	109	—	9,267	1,941	1,055	12,372
Total revenues	599,171	141,994	71,684	2,460	867	816,176
Cost of revenues:
Liquidity payments	400,818	119,260	5,321	—	—	525,399
Brokerage, clearing, and exchange fees	3,286	782	47,066	—	—	51,134
Section 31 fees	20,647	19,461	—	—	—	40,108
Equity rights program	—	1,975	—	—	—	1,975
Other cost of revenues(1)	—	—	3,621	—	—	3,621
Total cost of revenues	424,751	141,478	56,008	—	—	622,237
Revenues less cost of revenues	174,420	516	15,676	2,460	867	193,939
Operating expenses:
Compensation and benefits	42,763	9,562	34,003	6,374	14,525	107,227
Information technology and communication costs	8,606	4,138	6,777	1,614	307	21,442
Depreciation and amortization	8,116	4,496	2,401	427	1,667	17,107
Occupancy costs	3,128	519	1,178	624	1,583	7,032
Professional fees and outside services	13,523	1,622	3,859	584	15,075	34,663
Marketing and business development	660	25	336	107	1,070	2,198
General, administrative, and other	4,639	1,009	3,342	749	4,514	14,253
Total operating expenses	81,435	21,371	51,896	10,479	38,741	203,922
Operating income / (loss)	92,985	(20,855)	(36,220)	(8,019)	(37,874)	(9,983)
Non-operating (expense) income:
Change in fair value of puttable common stock	—	—	—	—	(8,149)	(8,149)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,635)	(1,635)
Interest income	805	—	687	—	484	1,976
Interest expense and amortization of debt issuance costs	—	—	(137)	—	(9,395)	(9,532)
Gain on sale of intangible asset	—	—	—	52,604	—	52,604
Unrealized gain on derivative assets	—	—	—	76,684	—	76,684
Other, net	—	—	953	—	(1,102)	(149)
Income (loss) before income tax provision	93,790	(20,855)	(34,717)	121,269	(57,671)	101,816
Income tax benefit (expense)	—	—	2,189	—	(4,910)	(2,721)
Net income (loss)	93,790	(20,855)	(32,528)	121,269	(62,581)	99,095
Net loss attributable to non-controlling interest	—	—	—	—	(137)	(137)
Net income (loss) attributable to MIH	$93,790	$(20,855)	$(32,528)	$121,269	$(62,444)	$99,232
(1)Includes $0.7 million related to access fees, $0.5 million related to market data fees, and $2.4 million related to other revenue.

The following is a reconciliation of revenues less cost of revenues to adjusted revenues less cost of revenues (in thousands):

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues less cost of revenues	$94,499	$4,352	$4,786	$5,533	$313	$109,483
Equity rights program	—	—	—	—	—	—
Adjusted revenues less cost of revenues(1)	$94,499	$4,352	$4,786	$5,533	$313	$109,483

	Three Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues less cost of revenues	$60,925	$2,234	$5,288	$806	$305	$69,558
Equity rights program	—	—	—	—	—	—
Adjusted revenues less cost of revenues(1)	$60,925	$2,234	$5,288	$806	$305	$69,558

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues less cost of revenues	$268,488	$12,374	$15,665	$8,650	$852	$306,029
Equity rights program	—	—	—	—	—	—
Adjusted revenues less cost of revenues(1)	$268,488	$12,374	$15,665	$8,650	$852	$306,029

	Nine Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues less cost of revenues	$174,420	$516	$15,676	$2,460	$867	$193,939
Equity rights program	—	1,975	—	—	—	1,975
Adjusted revenues less cost of revenues(1)	$174,420	$2,491	$15,676	$2,460	$867	$195,914
__________________
(1)Adjusted revenues less cost of revenues is defined as total revenues less cost of revenues excluding the cost of the ERP.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common shareholders	$51,846	$(4,858)	$(18,426)	$8,477	$(139,119)	$(102,080)
Interest expense and amortization of debt issuance costs	—	—	36	—	3,342	3,378
Interest income	(482)	—	(207)	(111)	(1,858)	(2,658)
Income tax expense (benefit)	—	—	—	396	(1,206)	(810)
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
EBITDA	55,190	(3,288)	(16,905)	9,197	(138,135)	(93,941)
Share-based compensation(1)	13,322	2,399	7,103	511	5,763	29,098
Investment loss(2)	—	—	239	—	—	239
Litigation costs(3)	608	—	—	—	203	811
Impairment charges(4)	—	—	—	—	1,978	1,978
Change in fair value of puttable warrants issued with debt(5)	—	—	—	—	255	255
Change in fair value of puttable common stock(6)	—	—	—	—	338	338
Unrealized gain on derivative assets(7)	—	—	—	(7,979)	—	(7,979)
One time IPO payments(8)	—	—	—	—	8,048	8,048
Warrant modifications(9)	—	—	—	—	1,516	1,516
Loss on extinguishment of debt(10)	—	—	—	—	107,656	107,656
Adjusted EBITDA	$69,120	$(889)	$(9,563)	$1,729	$(12,378)	$48,019
__________________
(1)Share-based compensation represents expenses associated with stock options of $3.7 million, restricted stock awards of $25.1 million, and warrants of $0.3 million that have been granted to employees, directors and service providers. The 2025 expense of $29.1 million is made up of $27.8 million to employees within compensation and benefits, $0.9 million to service providers within professional fees and outside services, and $0.4 million to directors within general, administrative, and other.
(2)Investment loss of $0.2 million represents an unrealized loss on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see “Other Information — Legal Proceedings — Nasdaq Matter.”
(4)Impairment charges of $2.0 million related to owned land and building impairments.
(5)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan. The right to put warrants terminated upon completion of the IPO in August 2025.
(6)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that have an associated put right which requires the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The right to put shares terminated upon completion of the IPO in August 2025.
(7)Represents the unrealized gain on 250 million Pyth tokens that remain locked by the Pyth Network.
(8)One time IPO bonuses paid to certain employees and termination payments to former directors.
(9)Represents expense recognized upon the extension of expiration date of certain warrants.
(10)Represents write-off of the unamortized debt discount and issuance costs and payment of prepayment premium related to the repayment of the 2029 Senior Secured Term Loan.

	Three Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common shareholders	$33,192	$(4,999)	$(11,448)	$7,364	$(27,313)	$(3,204)
Interest expense and amortization of debt issuance costs	—	—	91	—	2,117	2,208
Interest income	(265)	—	(224)	—	(351)	(840)
Income tax expense	—	—	—	—	1,559	1,559
Depreciation and amortization	2,835	1,581	927	146	556	6,045
EBITDA	35,762	(3,418)	(10,654)	7,510	(23,432)	5,768
Share-based compensation(1)	3,929	924	3,685	818	2,532	11,888
Investment (gain) loss(2)	—	—	(1,058)	—	2,037	979
Litigation costs(3)	1,042	—	—	—	347	1,389
Change in fair value of puttable warrants issued with debt(4)	—	—	—	—	1,635	1,635
Change in fair value of puttable common stock(5)	—	—	—	—	6,791	6,791
Settlement fee(6)	—	—	—	—	250	250
Unrealized gain on derivative assets(7)	—	—	—	(10,010)	—	(10,010)
Adjusted EBITDA	$40,733	$(2,494)	$(8,027)	$(1,682)	$(9,840)	$18,690
__________________
(1)Share-based compensation represents expenses associated with stock options of $3.4 million, restricted stock awards of $7.5 million and warrants of $1.0 million that have been granted to employees, directors and service providers. The 2024 expense of $11.9 million is made up of $10.2 million to employees within compensation and benefits, $1.2 million to service providers within professional fees and outside services, $0.5 million to directors within general, administrative, and other.
(2)Investment loss of $1.0 million represents an unrealized loss for an observable price change in the value of an investment, net of unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see “Other Information — Legal Proceedings — Nasdaq Matter.”
(4)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan.
(5)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that have an associated put right which requires the Company to repurchase a certain percentage of the fair market value of the award upon exercise.
(6)The Company recognized expense of $0.3 million related to an estimated settlement fee for the repayment of its Prior Loan Agreement.
(7)Represents the unrealized gain on 375 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2024. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens.

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common shareholders	$162,387	$(11,966)	$(39,934)	$(43,319)	$(167,141)	$(99,973)
Interest expense and amortization of debt issuance costs	—	—	106	—	12,604	12,710
Interest income	(1,248)	—	(599)	(131)	(3,393)	(5,371)
Income tax expense	—	—	—	473	55	528
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
EBITDA	171,432	(7,356)	(36,772)	(41,939)	(156,134)	(70,769)
Share-based compensation(1)	20,906	3,832	12,688	977	9,604	48,007
Investment gain(2)	—	—	(1,670)	—	(8,650)	(10,320)
Litigation costs(3)	2,015	—	—	—	672	2,687
Impairment charges(4)	—	—	—	—	2,717	2,717
Acquisition-related costs(5)	—	—	—	—	2,901	2,901
Change in fair value of puttable warrants issued with debt(6)	—	—	—	—	1,172	1,172
Change in fair value of puttable common stock(7)	—	—	—	—	2,229	2,229
Loss on sale of intangible asset(8)	—	—	—	2,054	—	2,054
Unrealized loss on derivative assets(9)	—	—	—	39,039	—	39,039
One time IPO payments(10)	—	—	—	—	8,048	8,048
Warrant modifications(11)	—	—	—	—	1,516	1,516
Loss of extinguishment of debt(12)	—	—	—	—	107,656	107,656
Adjusted EBITDA	$194,353	$(3,524)	$(25,754)	$131	$(28,269)	$136,937
__________________
(1)Share-based compensation represents expenses associated with stock options of $9.3 million, restricted stock awards of $37.8 million, and warrants of $1.0 million that have been granted to employees, directors and service providers. The 2025 expense of $48.0 million is made up of $44.7 million to employees within compensation and benefits, $2.2 million to service providers within professional fees and outside services, and $1.1 million to directors within general, administrative, and other.
(2)Investment gain of $10.3 million represents unrealized gain of $8.6 million from the TISE acquisition, and $1.7 million of unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see “Other Information — Legal Proceedings — Nasdaq Matter.”
(4)Impairment charges of $2.7 million related to owned land and building impairments.
(5)Relates to the TISE Acquisition.
(6)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan. The right to put warrants terminated upon completion of the IPO in August 2025.
(7)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that have an associated put right which requires the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The right to put shares terminated upon completion of the IPO in August 2025.
(8)Represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the second quarter of 2025.
(9)Reflects the unrealized loss resulting from the mark-to-market valuation of the 125 million Pyth tokens upon unlocking prior to their sale during the second quarter of 2025, and of the 250 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2025.
(10)One time IPO bonuses paid to certain employees and termination payments to former directors.
(11)Represents expense recognized upon the extension of expiration date of certain warrants.
(12)Represents write-off of the unamortized debt discount and issuance costs and payment of prepayment premium related to the repayment of the 2029 Senior Secured Term Loan.

	Nine Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common shareholders	$93,790	$(20,855)	$(32,528)	$121,269	$(62,444)	$99,232
Interest expense and amortization of debt issuance costs	—	—	137	—	9,395	9,532
Interest income	(805)	—	(687)	—	(484)	(1,976)
Income tax expense (benefit)	—	—	(2,189)	—	4,910	2,721
Depreciation and amortization	8,116	4,496	2,401	427	1,667	17,107
EBITDA	101,101	(16,359)	(32,866)	121,696	(46,956)	126,616
Share-based compensation(1)	11,886	4,928	8,687	2,018	6,073	33,592
Investment (gain) loss(2)	—	—	(442)	—	2,037	1,595
Litigation costs(3)	4,560	—	—	—	1,520	6,080
Change in fair value of puttable warrants issued with debt(4)	—	—	—	—	1,635	1,635
Change in fair value of puttable common stock(5)	—	—	—	—	8,149	8,149
Settlement fee(6)	—	—	—	—	3,000	3,000
Settlement of induced conversion expense in common stock(7)	—	—	—	—	1,365	1,365
Gain on sale of intangible asset(8)	—	—	—	(52,604)	—	(52,604)
Unrealized gain on derivative assets(9)	—	—	—	(76,684)	—	(76,684)
Adjusted EBITDA	$117,547	$(11,431)	$(24,621)	$(5,574)	$(23,177)	$52,744
__________________
(1)Share-based compensation represents expenses associated with stock options of $8.7 million, restricted stock awards of $21.3 million and warrants of $1.6 million that have been granted to employees, directors and service providers as well as the expense associated with the ERP of $2.0 million. The 2024 expense of $33.6 million is made up of $28.0 million to employees within compensation and benefits, $2.3 million to service providers within professional fees and outside services, $1.3 million to directors within general, administrative, and other, and $2.0 million in the ERP cost of revenues.
(2)Investment loss of $1.6 million represents an unrealized loss for an observable price change in the value of an investment, net of unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see “Other Information — Legal Proceedings — Nasdaq Matter.”
(4)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan.
(5)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that have an associated put right which requires the Company to repurchase a certain percentage of the fair market value of the award upon exercise.
(6)The Company recognized expense of $3.0 million related to an estimated settlement fee for the repayment of its Prior Loan Agreement.
(7)Represents the fair value of common stock issued to convertible loan holders in excess of the consideration issuable under the original term loan agreements, offered as an inducement to convert prior to maturity.
(8)Represents the realized gain on 125 million Pyth tokens that were unlocked by the Pyth Network and sold by BSX during the second quarter of 2024. BSX sold these tokens for $52.6 million, net of expenses incurred.
(9)Represents the unrealized gain on 375 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2024. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens.

The following is a reconciliation of net income (loss) allocated to common stockholders to adjusted earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) allocated to common shareholders	$(102,080)	$(3,204)	$(99,973)	$99,232
Share-based compensation(1)	29,098	11,888	48,007	33,592
Investment (gain) loss(2)	239	979	(10,320)	1,595
Litigation costs(3)	811	1,389	2,687	6,080
Impairment charge(4)	1,978	—	2,717	—
Acquisition-related costs(5)	—	—	2,901	—
Change in fair value of puttable warrants issued with debt(6)	255	1,635	1,172	1,635
Change in fair value of puttable common stock(7)	338	6,791	2,229	8,149
(Gain) loss on sale of intangible asset(8)	—	—	2,054	(52,604)
Unrealized (gain) loss on derivative assets(9)	(7,979)	(10,010)	39,039	(76,684)
Settlement fee(10)	—	250	—	3,000
Settlement of induced conversion expense in common stock(11)	—	—	—	1,365
Loss on extinguishment of debt(12)	107,656	—	107,656	—
Warrant modifications(13)	1,516	—	1,516	—
One time IPO payments(14)	8,048	—	8,048	—
Tax effect of adjustments	67	(1,445)	—	(18)
Adjusted earnings	$39,947	$8,273	$107,733	$25,342
__________________
(1)Share-based compensation represents expenses associated with stock options, restricted stock awards and warrants that have been granted to employees, directors and service providers as well as the expense associated with the ERP.
(2)Represents unrealized gain or loss from the TISE investment or acquisition, net of unrealized gain or loss on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see “Other Information — Legal Proceedings — Nasdaq Matter.”
(4)Impairment charges related to owned land and building impairments.
(5)Relates to the TISE Acquisition.
(6)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan. The right to put warrants terminated upon completion of the IPO in August 2025.
(7)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that have an associated put right which requires the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The right to put shares terminated upon completion of the IPO in August 2025.
(8)2025 represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the second quarter of 2025. 2024 represents the realized gain on the first tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2024 by the Pyth Network and sold by BSX during the second quarter of 2024.
(9)Represents the unrealized gain or loss on Pyth tokens that remain locked by the Pyth Network and unrealized gain or loss resulting from the mark-to-market valuation of the Pyth tokens upon unlocking prior to their sale. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens.
(10)The Company recognized expense of $3.0 million related to an estimated settlement fee for the repayment of its Prior Loan Agreement.
(11)Represents the fair value of common stock issued to convertible loan holders in excess of the consideration issuable under the original term loan agreements, offered as an inducement to convert prior to maturity.
(12)Represents write-off of the unamortized debt discount and issuance costs and payment of prepayment premium related to the repayment of the 2029 Senior Secured Term Loan.
(13)Represents expense recognized upon the extension of expiration date of certain warrants.
(14)One time IPO bonuses paid to certain employees and termination payments to former directors.

Key Business Metrics
The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Increase/ (Decrease)		Percent Change	Nine Months Ended September 30,			Increase/ (Decrease)	Percent Change
	2025	2024				2025	2024
Options:
Number of trading days	64	64	—		—%	186	188		(2)	(1.1)%
Total contracts:
Market contracts – Equity and ETF (in thousands)	3,573,731	2,844,836	728,895		25.6%	10,042,003	8,136,518		1,905,485	23.4%
MIH contracts – Equity and ETF (in thousands)	615,910	394,511	221,399		56.1%	1,674,370	1,205,502		468,868	38.9%
Average daily volume (“ADV”)(defined below)(1)
Market ADV – Equity and ETF (in thousands)(1)	55,840	44,451	11,389		25.6%	53,989	43,279		10,710	24.7%
MIH ADV – Equity and ETF (in thousands)(1)	9,624	6,164	3,460		56.1%	9,002	6,412		2,590	40.4%
MIH market share	17.2%	13.9%	3.3	pts	23.7%	16.7%	14.8%	1.9	pts	12.8%
Total Options revenue per contract (“RPC”)(2)	$0.103	$0.095	$0.008		8.4%	$0.108	$0.087		$0.021	24.1%
U.S. Equities:
Number of trading days	64	64	—		—%	186	188		(2)	(1.1)%
Total shares:
Market shares (in millions)	1,116,705	736,209	380,496		51.7%	3,198,279	2,194,890		1,003,389	45.7%
MIH shares (in millions)	12,058	12,027	31		0.3%	34,708	37,874		(3,166)	(8.4)%
ADV(1):
Market ADV (in millions)(1)	17,449	11,503	5,946		51.7%	17,195	11,675		5,520	47.3%
MIH ADV (in millions)(1)	188	188	—		—%	187	201		(14)	(7.0)%
MIH market share	1.1%	1.6%	(0.5)	pts	(31.3)%	1.1%	1.7%	(0.6)	pts	(35.3)%
Equities capture (per 100 shares)(defined below)(3)	$(0.015)	$(0.040)	$0.025		*	$(0.016)	$(0.042)		$0.026	*
Futures:
Number of trading days	64	64	—		—%	187	188		(1)	(0.5)%
Agricultural products total contracts	513,406	784,097	(270,691)		(34.5)%	2,736,313	2,411,625		324,688	13.5%
Agricultural products ADV(1)	8,022	12,252	(4,230)		(34.5)%	14,633	12,828		1,805	14.1%
Agricultural products RPC(2)	$2.369	$2.508	$(0.139)		(5.5)%	$2.233	$2.519		$(0.286)	(11.4)%
__________________
*Percentage calculation is not meaningful. Represents a change in inverted fees.
(1)ADV is calculated as total contracts or shares for the period divided by total trading days for the period.
(2)RPC represents transaction and clearing fees less liquidity payments, brokerage, clearing and exchange fees and Section 31 fees (Net Transaction Fees), divided by total contracts traded during the period.
(3)Equities capture per one hundred shares refers to transaction and clearing fees less liquidity payments, brokerage, clearing and exchange fees, and Section 31 fees (Net Transaction Fees), divided by one-hundredth of total shares.
We closely monitor changes in ADV, market share and revenue per contract or equities capture as they directly impact our transaction related revenues. Transaction related revenues are a function of industry ADV, MIH market share, revenue per contract or equities capture, and number of trading days. We use changes in market ADV to identify broader industry trends, which can impact our revenues and profitability. We use changes in market share in areas such as evaluating our market position relative to our competitors and evaluating potential trading system functionality changes. Similarly, we use revenue per contract or equities capture changes in areas such as analysis of product or customer mix and to identify potential fee changes.
Three Months Ended September 30, 2025
We believe the growth in Options Market ADV for the three months ended September 30, 2025 compared to the prior period of 25.6% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.

We believe the increase in U.S. Equities Market ADV for the three months ended September 30, 2025 compared to the prior period of 51.7% is due to similar trends as seen in the Options Market.
Our Options market share for the three months ended September 30, 2025 compared to the prior period increased to 17.2% from 13.9%. Our Options revenue per contract increased 8.4% for the three months ended September 30, 2025 compared to the prior period primarily due to changes in product mix.
Our U.S. Equities market share for the three months ended September 30, 2025 compared to the prior period decreased to 1.1% from 1.6%. Our Equities capture improved for the three months ended September 30, 2025 compared to the prior period due to pricing changes, although the capture was still negative as liquidity payments exceeded transaction revenues.
Futures agricultural products ADV for the three months ended September 30, 2025 compared to the prior period decreased 34.5% due to participant migration to the new Onyx trading platform, and lower volatility. Futures agricultural revenue per contract decreased 5.5% primarily due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new Onyx trading platform.
Nine Months Ended September 30, 2025
We believe the growth in Options Market ADV for the nine months ended September 30, 2025 compared to the prior period of 24.7% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.
We believe the increase in U.S. Equities Market ADV for the nine months ended September 30, 2025 compared to the prior period of 47.3% is due to similar trends as seen in the Options Market.
Our Options market share for the nine months ended September 30, 2025 compared to the prior period increased to 16.7% from 14.8%. Our Options revenue per contract increased 24.1% for the nine months ended September 30, 2025 compared to the prior period primarily due to changes in product mix.
Our U.S. Equities market share for the nine months ended September 30, 2025 compared to the prior period decreased to 1.1% from 1.7%. Our Equities capture improved for the nine months ended September 30, 2025 compared to the prior period due to pricing changes, although the capture was still negative as liquidity payments exceeded transaction revenues.
Futures agricultural products ADV for the nine months ended September 30, 2025 compared to the prior period increased 14.1% due to higher volatility. Futures agricultural revenue per contract decreased 11.4% primarily due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
Revenues
Total revenues for the three months ended September 30, 2025 increased $63.1 million, or 22.8%, compared to the prior period primarily due to:
•$68.9 million increase in Options transaction and clearing fees primarily as a result of a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, partially offset by an 11.0% decrease in transaction and clearing fees revenue per contract.
•$4.7 million increase due to the TISE acquisition in June 2025.
•$4.3 million increase in Options access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$2.3 million increase in Options market data fees primarily due new product offerings as well as the launch of MIAX Sapphire in August 2024.
•$5.0 million decrease in Futures transaction and clearing fees primarily due to lower clearing revenue from Dorman Trading.
•$11.7 million decrease in Equities transaction and clearing fees primarily as a result of a 31.3% decrease in MIAX Pearl Equities market share, as well as a 27.0% decrease in gross capture, partially offset by a 51.7% increase in U.S. Equities industry market shares.

Total revenues for the nine months ended September 30, 2025 increased $178.5 million, or 21.9%, compared to the prior period primarily due to:
•$183.0 million increase in Options transaction and clearing fees primarily as a result of a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, partially offset by a 3.1% decrease in transaction and clearing fees revenue per contract.
•$9.6 million increase in Options access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$6.4 million increase in Options market data fees primarily due new product offerings as well as the launch of MIAX Sapphire in August 2024.
•$6.1 million increase due to the TISE acquisition in June 2025.
•$3.9 million decrease in Futures transaction and clearing fees primarily due to lower clearing revenue from Dorman Trading.
•$23.1 million decrease in Equities transaction and clearing fees primarily as a result of a 35.3% decrease in MIAX Pearl Equities market share, as well as an 11.3% decrease in gross capture, partially offset by a 45.7% increase in U.S. Equities industry market shares.
The following summarizes changes in revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Transaction and clearing fees	$292,814	$240,623	$52,191	21.7%	$868,257	$712,209	$156,048	21.9%
Access fees	27,096	22,490	4,606	20.5%	77,285	66,787	10,498	15.7%
Market data fees	10,730	9,143	1,587	17.4%	30,625	24,808	5,817	23.4%
Other revenue	9,138	4,400	4,738	107.7%	18,472	12,372	6,100	49.3%
Total revenues	$339,778	$276,656	$63,122	22.8%	$994,639	$816,176	$178,463	21.9%
Transaction and Clearing Fees
The following table presents transaction and clearing fees by operating segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Options	$245,406	$176,547	$68,859	39.0%	$712,330	$529,281	$183,049	34.6%
Equities	31,899	43,569	(11,670)	(26.8)%	100,545	123,673	(23,128)	(18.7)%
Futures	15,424	20,451	(5,027)	(24.6)%	55,184	59,084	(3,900)	(6.6)%
International	85	56	29	51.8%	198	171	27	15.8%
Total transaction and clearing fees	$292,814	$240,623	$52,191	21.7%	$868,257	$712,209	$156,048	21.9%
Transaction and clearing fees increased $52.2 million, or 21.7%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$68.9 million increase in Options transaction and clearing fees primarily as a result of a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, partially offset by an 11.0% decrease in transaction and clearing fees revenue per contract.
•$5.0 million decrease in Futures transaction and clearing fees primarily due to lower clearing revenue from Dorman Trading.

•$11.7 million decrease in Equities transaction and clearing fees primarily as a result of a 31.3% decrease in MIAX Pearl Equities market share, as well as a 27.0% decrease in gross capture, partially offset by a 51.7% increase in U.S. Equities industry market shares.
Transaction and clearing fees increased $156.0 million, or 21.9%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$183.0 million increase in Options transaction and clearing fees primarily as a result of a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, partially offset by a 3.1% decrease in transaction and clearing fees revenue per contract.
•$3.9 million decrease in Futures transaction and clearing fees primarily due to lower clearing revenue from Dorman Trading.
•$23.1 million decrease in Equities transaction and clearing fees primarily as a result of a 35.3% decrease in MIAX Pearl Equities market share, as well as an 11.3% decrease in gross capture, partially offset by a 47.5% increase in U.S. Equities industry volume.
Access Fees
Access fees increased $4.6 million, or 20.5%, for the three months ended September 30, 2025 compared to the same period in 2024, and $10.5 million, or 15.7%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the launch of MIAX Sapphire in August 2024.
Market Data Fees
Market data fees increased $1.6 million, or 17.4%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$1.8 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$1.0 million increase in OPRA revenue due to higher market share.
•$1.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Market data fees increased $5.8 million, or 23.4%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$5.4 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$2.4 million increase in OPRA revenue due to higher market share.
•$2.1 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $4.7 million or 107.7% for the three months ended September 30, 2025 compared to the same period in 2024, and $6.1 million or 49.3% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the TISE acquisition in June 2025.
Cost of Revenues
Cost of revenues increased $23.2 million, or 11.2%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$53.1 million increase in Options liquidity payments primarily driven by a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, partially offset by a 9.4% decrease in liquidity payments cost of revenue per contract.

•$4.5 million decrease in Equities liquidity payments primarily driven by a 31.3% decrease in MIAX Pearl Equities market share, and a 12.2% decrease in MIAX Pearl Equities liquidity capture, partially offset by a 51.7% increase in U.S. Equities industry volume.
•$6.1 million decrease in brokerage, clearing and exchange fees due to decreased clearing fees for Dorman Trading of $5.1 million, and a decrease of $0.9 million in the MIAX Futures Exchange due to the migration off of the CME Globex trading platform to the MIAX Futures Onyx trading platform.
•$20.2 million decrease in Section 31 fees for Options and Equities as the SEC waived the rate beginning May 14, 2025. This reduction was a temporary adjustment and the fee will revert to a new rate once legislation for fiscal year 2026 appropriation is enacted.
Cost of revenues increased $66.4 million, or 10.7%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$104.7 million increase in Options liquidity payments primarily driven by a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, partially offset by a 9.2% decrease in liquidity payments cost of revenue per contract.
•$3.8 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
•$2.0 million decrease in the ERP cost of revenue due to the program ending as of June 30, 2024.
•$4.9 million decrease in Section 31 fees primarily due to a decrease in the average Section 31 fee rate, partially offset by higher Options volume.
•$8.5 million decrease in Futures brokerage, clearing and exchange fees primarily due to $7.7 million decrease in clearing fees for Dorman Trading, and a decrease of $0.7 million in the MIAX Futures Exchange due to the migration off of the CME Globex trading platform to the MIAX Futures Onyx trading platform.
•$26.9 million decrease in Equities liquidity payments primarily driven by a 35.3% decrease in MIAX Pearl Equities market share, and a 15.5% decrease in MIAX Pearl Equities liquidity capture, partially offset by a 45.7% increase in U.S. Equities industry volume.
The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Liquidity payments	$217,286	$167,797	$49,489	29.5%	$606,983	$525,399	$81,584	15.5%
Brokerage, clearing and exchange fees	11,612	17,731	(6,119)	(34.5)%	42,547	51,134	(8,587)	(16.8)%
Section 31 fees	—	20,241	(20,241)	(100.0)%	35,225	40,108	(4,883)	(12.2)%
Equity rights program	—	—	—	*	—	1,975	(1,975)	(100.0)%
Other cost of revenues	1,397	1,329	68	5.1%	3,855	3,621	234	6.5%
Total cost of revenues	$230,295	$207,098	$23,197	11.2%	$688,610	$622,237	$66,373	10.7%
__________________
*Not meaningful

Liquidity Payments
The following table presents liquidity payments by operating segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Options	$180,950	$127,890	$53,060	41.5%	$505,517	$400,818	$104,699	26.1%
Equities	33,470	38,015	(4,545)	(12.0)%	92,315	119,260	(26,945)	(22.6)%
Futures	2,866	1,892	974	51.5%	9,151	5,321	3,830	72.0%
Total liquidity payments	$217,286	$167,797	$49,489	29.5%	$606,983	$525,399	$81,584	15.5%
Liquidity payments increased $49.5 million, or 29.5%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$53.1 million increase in Options liquidity payments primarily driven by a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, partially offset by a 9.4% decrease in liquidity payments cost of revenue per contract.
•$1.0 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
•$4.5 million decrease in Equities liquidity payments primarily driven by a 31.3% decrease in MIAX Pearl Equities market share, and a 12.2% decrease in MIAX Pearl Equities liquidity capture, partially offset by a 51.7% increase in U.S. Equities industry volume.
Liquidity payments increased $81.6 million, or 15.5%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$104.7 million increase in Options liquidity payments primarily driven by a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, partially offset by a 9.2% decrease in liquidity payments cost of revenue per contract.
•$3.8 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
•$26.9 million decrease in Equities liquidity payments primarily driven by a 35.3% decrease in MIAX Pearl Equities market share, and a 15.5% decrease in MIAX Pearl Equities liquidity capture, partially offset by a 45.7% increase in U.S. Equities industry volume.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees decreased $6.1 million, or 34.5%, for the three months ended September 30, 2025 compared to the same period in 2024 due to decreased clearing fees for Dorman Trading of $5.1 million, and a decrease of $0.9 million in the MIAX Futures Exchange due to the migration off of the CME Globex trading platform to the MIAX Futures Onyx trading platform.
Brokerage, clearing and exchange fees decreased $8.6 million, or 16.8%, for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to $7.7 million decrease in clearing fees for Dorman Trading, and a decrease of $0.7 million in the MIAX Futures Exchange due to the migration off of the CME Globex trading platform to the MIAX Futures Onyx trading platform.
Section 31 Fees
Section 31 fees decreased $20.2 million, or 100.0%, for the three months ended September 30, 2025 compared to the same period in 2024, as the SEC temporarily reduced the rate to zero beginning May 14, 2025.
Section 31 fees decreased $4.9 million, or 12.2%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in the average Section 31 fee rate, partially offset by higher Options volume.

Equity Rights Program
ERP expense decreased $2.0 million, or 100.0%, for the nine months ended September 30, 2025 compared to the same period in 2024 as the program ended as of June 30, 2024.
Other Cost of Revenues
For the three months ended September 30, 2025 compared to the same period in 2024, and for the nine months ended September 30, 2025 compared to the same period in 2024, other cost of revenues was relatively unchanged.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $39.9 million, or 57.4%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$26.0 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees due to due to a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, and a 8.4% increase in revenue per contract.
•$4.7 million increase in other revenue primarily due to the TISE acquisition in June 2025.
•$4.6 million increase in access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$3.1 million increase in Equities transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees, primarily due to improved but still negative pricing as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
•$1.6 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings, as well as higher OPRA revenue primarily due to the launch of MIAX Sapphire in August 2024.
Revenues less cost of revenues increased $112.1 million, or 57.8%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$76.9 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees due to due to a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, and a 24.1% increase in revenue per contract.
•$10.5 million increase in access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$10.3 million increase in Equities transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees, primarily due to improved but still negative pricing as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
•$6.1 million increase in other revenue primarily due to the TISE acquisition in June 2025.
•$5.8 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings, as well as higher OPRA revenue primarily due to the launch of MIAX Sapphire in August 2024.
•$2.0 million decrease in the ERP expense as the program ended as of June 30, 2024.

The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange, and Section 31 fees	$63,916	$34,854	$29,062	83.4%	$183,502	$95,568	$87,934	92.0%
Access fees	27,096	22,490	4,606	20.5%	77,285	66,787	10,498	15.7%
Market data fees	10,730	9,143	1,587	17.4%	30,625	24,808	5,817	23.4%
Other revenue	9,138	4,400	4,738	107.7%	18,472	12,372	6,100	49.3%
Equity rights program	—	—	—	*	—	(1,975)	1,975	*
Other cost of revenues	(1,397)	(1,329)	(68)	*	(3,855)	(3,621)	(234)	*
Revenues less cost of revenues	$109,483	$69,558	$39,925	57.4%	$306,029	$193,939	$112,090	57.8%
__________________
*Not meaningful
Transaction and Clearing Fees Less Liquidity Payments, Brokerage, Clearing, Exchange and Section 31 Fees
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees (“Net Transaction Fees”) increased $29.1 million, or 83.4%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to:
•$26.0 million increase in Options net transaction fees due to a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, and a 8.4% increase in revenue per contract.
•$3.1 million increase in Equities net transaction fees primarily due to improved but still negative pricing as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees (“Net Transaction Fees”) increased $87.9 million, or 92.0%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to:
•$76.9 million increase in Options net transaction fees due to a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, and a 24.1% increase in revenue per contract.
•$10.3 million increase in Equities net transaction fees primarily due to improved but still negative pricing as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
Access Fees
Access fees increased $4.6 million, or 20.5%, for the three months ended September 30, 2025 compared to the same period in 2024, and $10.5 million, or 15.7%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the launch of MIAX Sapphire in August 2024.
Market Data Fees
Market data fees increased $1.6 million, or 17.4%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$1.8 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$1.0 million increase in OPRA revenue due to higher market share.
•$1.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.

Market data fees increased $5.8 million, or 23.4%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$5.4 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$2.4 million increase in OPRA revenue due to higher market share.
•$2.1 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $4.7 million or 107.7% for the three months ended September 30, 2025 compared to the same period in 2024, and $6.1 million or 49.3% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the TISE acquisition in June 2025.
Equity Rights Program
ERP expense decreased $2.0 million for the nine months ended September 30, 2025 compared to the same period in 2024 as the program ended June 30, 2024.
Other Cost of Revenues
For the three months ended September 30, 2025 compared to the same period in 2024, and for the nine months ended September 30, 2025 compared to the same period in 2024, other cost of revenues was relatively unchanged.
Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 increased $39.1 million, or 55.2%, and $52.8 million, or 25.9%, respectively, primarily due to increased share-based compensation and bonuses related to the IPO, increased headcount, higher information technology expenses, building impairment, and TISE acquisition costs. These were partially offset by lower legal and litigation costs.
The following summarizes the components of operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2025	2024			2025	2024
Operating Expenses:
Compensation and benefits	$68,753	$37,850	$30,903	81.6%	$146,734	$107,227	$39,507	36.8%
Information technology and communication costs	9,290	7,250	2,040	28.1%	25,689	21,442	4,247	19.8%
Depreciation and amortization	8,229	6,045	2,184	36.1%	21,337	17,107	4,230	24.7%
Occupancy costs	3,568	2,335	1,233	52.8%	9,018	7,032	1,986	28.2%
Professional fees and outside services	10,807	12,658	(1,851)	(14.6)%	30,159	34,663	(4,504)	(13.0)%
Marketing and business development	759	663	96	14.5%	2,077	2,198	(121)	(5.5)%
Acquisition-related costs	—	—	—	—%	2,901	—	2,901	—%
General, administrative, and other	8,382	3,916	4,466	114.0%	18,835	14,253	4,582	32.1%
Total operating expenses	$109,788	$70,717	$39,071	55.2%	$256,750	$203,922	$52,828	25.9%

The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$43,135	$9,210	$23,322	$4,750	$29,371	$109,788
Share-based compensation - Compensation and benefits(1)	(13,322)	(2,399)	(7,103)	(511)	(4,481)	(27,816)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(909)	(909)
Share-based compensation - General, administrative, and other(3)	—	—	—	—	(373)	(373)
Total share-based compensation	(13,322)	(2,399)	(7,103)	(511)	(5,763)	(29,098)
Litigation - Professional fees and outside services	(608)	—	—	—	(203)	(811)
Depreciation and amortization	(3,826)	(1,570)	(1,692)	(435)	(706)	(8,229)
One time IPO payments - Compensation and benefits	—	—	—	—	(6,848)	(6,848)
One time IPO payments - General, administrative, and other	—	—	—	—	(1,200)	(1,200)
Total One time IPO payments	—	—	—	—	(8,048)	(8,048)
Impairment of long-lived assets - General, administrative, and other	—	—	—	—	(1,978)	(1,978)
Total adjusted operating expenses	$25,379	$5,241	$14,527	$3,804	$12,673	61,624
__________________
(1)The Options segment includes $0.9 million in stock options, and $12.4 million in restricted stock awards. The Equities segment includes $0.2 million in stock options, and $2.2 million in restricted stock awards. The Futures segment includes $1.7 million in stock options, and $5.4 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.4 million in restricted stock awards. The Corporate / Other segment includes $0.3 million in stock options, and $4.1 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.2 million in stock options, $0.4 million in restricted stock awards, and $0.3 million in warrants.
(3)The Corporate / Other segment includes $0.3 million in stock options, and $0.1 million in restricted stock awards.

	Three Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$27,998	$7,233	$18,108	$3,452	$13,926	$70,717
Share--based compensation - Compensation and benefits(1)	(4,108)	(1,002)	(3,242)	(550)	(1,277)	(10,179)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(1,219)	(1,219)
Share-based compensation - General, administrative, and other(3)	179	78	(443)	(268)	(36)	(490)
Total share-based compensation	(3,929)	(924)	(3,685)	(818)	(2,532)	(11,888)
Litigation - Professional fees and outside services	(1,042)	—	—	—	(347)	(1,389)
Settlement fee - General, administrative, and other	—	—	—	—	(250)	(250)
Depreciation and amortization	(2,835)	(1,581)	(927)	(146)	(556)	(6,045)
Total adjusted operating expenses	$20,192	$4,728	$13,496	$2,488	$10,241	$51,145
__________________
(1)The Options segment includes $0.9 million in stock options, and $3.2 million in restricted stock awards. The Equities segment includes $0.2 million in stock options, and $0.8 million in restricted stock awards. The Futures segment includes $1.4 million in stock options, and $1.9 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.4 million in restricted stock awards. The Corporate / Other segment includes $0.3 million in stock options, and $1.0 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.2 million in stock options, $0.1 million in restricted stock awards, and $1.0 million in warrants.
(3)The Options segment includes $(0.1) million in stock options, and $(0.1) million in restricted stock awards. The Equities segment includes less than $(0.1) million in both stock options and restricted stock awards. The Futures segment includes $0.3 million in stock options, and $0.2 million in restricted stock awards. The International segment includes $0.1 million in both stock options and restricted stock awards. The Corporate / Other segment includes less than $0.1 million in both stock options, and restricted stock awards.

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$107,348	$24,340	$58,275	$10,472	$56,315	$256,750
Share-based compensation - Compensation and benefits(1)	(20,906)	(3,832)	(12,531)	(900)	(6,568)	(44,737)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(2,154)	(2,154)
Share-based compensation - General, administrative, and other(3)	—	—	(157)	(77)	(882)	(1,116)
Total share-based compensation	(20,906)	(3,832)	(12,688)	(977)	(9,604)	(48,007)
Litigation - Professional fees and outside services	(2,015)	—	—	—	(672)	(2,687)
Depreciation and amortization	(10,293)	(4,610)	(3,655)	(1,038)	(1,741)	(21,337)
One time IPO payments - Compensation and benefits	—	—	—	—	(6,848)	(6,848)
One time IPO payments - General, administrative, and other	—	—	—	—	(1,200)	(1,200)
Total One time IPO payments	—	—	—	—	(8,048)	(8,048)
Impairment of long-lived assets - General, administrative, and other	—	—	—	—	(2,717)	(2,717)
Acquisition-related costs	—	—	—	—	(2,901)	(2,901)
Total adjusted operating expenses	$74,134	$15,898	$41,932	$8,457	$30,632	$171,053
__________________
(1)The Options segment includes $2.4 million in stock options, and $18.5 million in restricted stock awards. The Equities segment includes $0.4 million in stock options, and $3.4 million in restricted stock awards. The Futures segment includes $4.2 million in stock options, and $8.3 million in restricted stock awards. The International segment includes $0.2 million in stock options, and $0.7 million in restricted stock awards. The Corporate / Other segment includes $0.7 million in stock options, and $5.8 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.5 million in stock options, $0.7 million in restricted stock awards, and $1.0 million in warrants.
(3)The Futures segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The International segment includes less than $0.1 million in both stock options and restricted stock awards. The Corporate / Other segment includes $0.6 million in stock options, and $0.3 million in restricted stock awards.

	Nine Months Ended September 30, 2024
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$81,435	$21,371	$51,896	$10,479	$38,741	$203,922
Share-based compensation - Compensation and benefits(1)	(11,778)	(2,953)	(7,968)	(1,669)	(3,645)	(28,013)
Share-based compensation - Professional fees and outside services(2)	—	—	(2,268)	—	—	(2,268)
Share-based compensation - General, administrative, and other(3)	(108)	—	(719)	(349)	(160)	(1,336)
Total share-based compensation(4)	(11,886)	(2,953)	(10,955)	(2,018)	(3,805)	(31,617)
Litigation - Professional fees and outside services	(4,560)	—	—	—	(1,520)	(6,080)
Settlement fee - General, administrative, and other	—	—	—	—	(3,000)	(3,000)
Depreciation and amortization	(8,116)	(4,496)	(2,401)	(427)	(1,667)	(17,107)
Total adjusted operating expenses	$56,873	$13,922	$38,540	$8,034	$28,749	$146,118
__________________
(1)The Options segment includes $2.4 million in stock options, and $9.3 million in restricted stock awards. The Equities segment includes $0.6 million in stock options, and $2.3 million in restricted stock awards. The Futures segment includes $3.4 million in stock options, and $4.6 million in restricted stock awards. The International segment includes $0.4 million in stock options, and $1.2 million in restricted stock awards. The Corporate / Other segment includes $0.8 million in stock options, and $2.9 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.3 million in stock options, $0.3 million in restricted stock awards, and $1.6 million in warrants.
(3)The Options segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The Futures segment includes $0.4 million in stock options, and $0.3 million in restricted stock awards. The International segment includes $0.2 million in both stock options and restricted stock awards. The Corporate / Other segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards.
(4)Excludes the cost of the ERP which is included in cost of revenues.
Compensation and Benefits
Compensation and benefits increased $30.9 million, or 81.6%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$17.9 million increase in share-based compensation primarily due to acceleration of vesting upon the IPO.
•$6.8 million increase due to one-time IPO bonuses paid to certain employees.
•$4.4 million increase in salaries and benefits primarily driven by higher headcount.
•$1.7 million increase in cash bonuses primarily driven by increased headcount and higher profitability.
Compensation and benefits increased $39.5 million, or 36.8%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$17.2 million increase in share-based compensation primarily due to acceleration of vesting upon the IPO.
•$10.9 million increase in salaries and benefits primarily driven by higher headcount.
•$6.8 million increase due to one-time IPO bonuses paid to certain employees.
•$5.9 million increase in cash bonuses primarily driven by increased headcount and higher profitability.
•$1.4 million decrease due to higher internally developed software.

Information Technology and Communication Costs
Information technology and communication costs increased $2.0 million, or 28.1%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$1.3 million increase in software maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the new MIAX Futures and BSX trading platforms.
•$0.7 million increase for data center costs primarily due to additional space needed for expansion, and other general IT expense.
Information technology and communication costs increased $4.2 million, or 19.8%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$3.1 million increase in software maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the new MIAX Futures and BSX trading platforms.
•$1.1 million increase for data center costs primarily due to additional space needed for expansion, and other general IT expense.
Depreciation and Amortization
Depreciation and amortization increased $2.2 million, or 36.1% for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$2.7 million increase resulting from capital spending relating to trading system and business system capacity growth and new functionality.
•$0.5 million decrease from certain assets being fully depreciated.
Depreciation and amortization increased $4.2 million, or 24.7% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$4.7 million increase resulting from capital spending relating to trading system and business system capacity growth and new functionality.
•$0.5 million decrease from certain assets being fully depreciated.
Occupancy Costs
Occupancy costs increased $1.2 million, or 52.8%, for the three months ended September 30, 2025 compared to the same period in 2024, $2.0 million, or 28.2%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a lease renewal, and additional space for the MIAX Sapphire floor.
Professional Fees and Outside Services
Professional fees and outside services costs decreased $1.9 million, or 14.6%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$1.7 million decrease in litigation and other legal expenses.
Professional fees and outside services costs decreased $4.5 million, or 13.0%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$3.4 million decrease in litigation expenses.
•$2.6 million decrease in other legal expenses.
•$0.5 million decrease in employee placement fees.
•$1.3 million increase in regulatory expenses primarily driven by the launch of MIAX Sapphire in August 2024.
•$0.6 million increase in audit fees.

Marketing and Business Development
Marketing and business development costs were relatively unchanged for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Acquisition-Related Costs
Acquisition-related costs of $2.9 million for the nine months ended September 30, 2025 relate to the TISE Acquisition. Acquisition-related costs include fees for professional services, and other external costs directly related to the acquisition. There were no acquisition-related costs in 2024.
General, Administrative, and Other
General, administrative, and other expenses increased $4.5 million, or 114.0% for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$2.0 million increase due to owned land and building impairments.
•$1.6 million increase in director related fees primarily due to one time IPO related termination payments to former directors.
•$0.6 million increased travel and entertainment.
General, administrative, and other expenses increased $4.6 million, or 32.1% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•$2.7 million increase due to owned land and building impairments.
•$1.6 million increase in director related fees primarily due to one time IPO related termination payments to former directors.
•$1.5 million increased travel and entertainment.
•$0.5 million for reimbursement to certain MIAX Sapphire exchange members resulting from claims for losses due to a system disruption caused by an operational error.
•$3.0 million decrease due to a 2024 settlement fee paid to the Prior Loan Agreement lender.
Operating Income (Loss)
As a result of the items above, there was an operating loss of $0.3 million for the three months ended September 30, 2025 compared to an operating loss of $1.2 million for the same period in 2024. For the nine months ended September 30, 2025, operating income was $49.3 million compared to an operating loss of $10.0 million for the same period in 2024.
Change in Fair Value of Puttable Common Stock
The change in fair value of puttable common stock of $(0.3) million for the three months ended September 30, 2025, and $(6.8) million for the three months ended September 30, 2024 represents the increase in fair value of outstanding common stock awarded to the participants of ERPs I and II. Prior to the IPO, these awards had an associated put right that could require the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The fair market value of these awards was reflected in puttable common stock, net of current portion on the Company’s consolidated balance sheets.
The change in fair value of puttable common stock of $(2.2) million for the nine months ended September 30, 2025, and $(8.1) million for the nine months ended September 30, 2024 represents the increase in fair value of outstanding common stock awarded to the participants of ERPs I and II. Prior to the IPO, these awards had an associated put right that could require the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The fair market value of these awards was reflected in puttable common stock, net of current portion on the Company’s consolidated balance sheets.
The right to put shares terminated upon completion of the Company’s IPO in August 2025.

Change in Fair Value of Puttable Warrants Issued with Debt
The change in fair value of puttable warrants issued with debt of $(0.3) million for the three months ended September 30, 2025, and $(1.6) million for the three months ended September 30, 2024, represents the increase in fair value of the warrants issued in connection with the 2029 Senior Secured Term Loan. Prior to the IPO, the warrants included a put right for unexercised warrant under certain conditions. The initial fair value of the puttable warrants was accounted for as a debt discount and the fair value of the outstanding liability was reflected in puttable warrants issued with debt on the Company’s consolidated balance sheets.
The change in fair value of puttable warrants issued with debt of $(1.2) million for the nine months ended September 30, 2025, and $(1.6) million for the three months ended September 30, 2024 represents the increase in fair value of the warrants issued in connection with the 2029 Senior Secured Term Loan. Prior to the IPO, the warrants included a put right for unexercised warrant under certain conditions. The initial fair value of the puttable warrants was accounted for as a debt discount and the fair value of the outstanding liability was reflected in puttable warrants issued with debt on the Company’s consolidated balance sheets.
The right to put warrants terminated upon completion of the Company’s IPO in August 2025.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $3.4 million for the three months ended September 30, 2025, an increase of $1.2 million, or 53.0%, compared to the same period in 2024, and $12.7 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 33.3%, compared to the same period in 2024, primarily due to the outstanding debt of $140 million under the 2029 Senior Secured Term Loan. On August 18, 2025, the Company used portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million.
Interest Income
Interest income was $2.7 million for the three months ended September 30, 2025, an increase of $1.8 million or 216.4% compared to the same period in 2024, and $5.4 million for the nine months ended September 30, 2025, an increase of $3.4 million or 171.8% compared to the same period in 2024, both primarily due to a higher average cash balance primarily due to proceeds from the IPO and increased cash from operations.
Unrealized Gain (Loss) on Derivative Assets
For the three months ended September 30, 2024, the unrealized gain of $10.0 million represents the unrealized gain on 375 million Pyth tokens that remain locked by the Pyth Network. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens. For the three months ended September 30, 2025, the unrealized gain of $8.0 million represents the unrealized gain on 250 million Pyth tokens that remain locked by the Pyth Network.
For the nine months ended September 30, 2024, the unrealized gain of $76.7 million represents the unrealized gain on 375 million Pyth tokens that remain locked by the Pyth Network. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens. For the nine months ended September 30, 2025, the unrealized loss of $39.0 million reflects the unrealized loss resulting from the mark-to-market valuation of the 125 million Pyth tokens upon unlocking prior to their sale during the second quarter of 2025, and of the 250 million Pyth tokens that remain locked by the Pyth Network.
Gain (Loss) on Sale of Intangible Asset
The 2024 gain of $52.6 million represents the realized gain on the first tranche of the 125 million Pyth tokens that were unlocked by the Pyth Network and sold by BSX during the second quarter of 2024. BSX sold these tokens for $52.6 million, net of expenses incurred. The 2025 loss of $2.1 million represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the second quarter of 2025. The loss represents the difference in the fair value of the intangible asset (upon unlocking of the underlying Pyth tokens) and the sale proceeds. BSX sold these tokens for $16.2 million, net of expenses incurred.
Loss on Debt Extinguishment
On August 18, 2025, the Company used a portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million. The Company paid $178.4 million, including the outstanding interest payable of $2.5 million and a prepayment premium of $36.0 million. For the three and nine months ended September 30, 2025, the Company recorded a loss on debt extinguishment of $107.7 million, which included the unamortized debt discount and issuance cost balance of $71.6 million, the prepayment premium of $36.0 million and legal expenses of $0.1 million.
Other, Net
For the three months ended September 30, 2025, other loss, net of $1.6 million primarily represents a warrant modification expense of $1.5 million. For the three months ended September 30, 2024, other loss, net of $0.7 million primarily represents a $2.0 million loss on the remeasurement of the pre-existing equity interest in TISE, partially offset by dividend income of $0.1 million and an unrealized gain on available for sale marketable securities of $1.1 million.
For the nine months ended September 30, 2025, other income, net of $10.8 million primarily represents an $8.6 million gain on the remeasurement of the pre-existing equity interest in TISE, unrealized gain on available for sale marketable securities of $1.7 million, dividend income of $1.0 million, foreign currency gain of $0.9 million, partially offset by a warrant modification expense of $1.5 million. For the nine months ended September 30, 2024, other loss, net of $0.1 million primarily represents a $2.0 million loss on the remeasurement of the pre-existing equity interest in TISE, inducement expenses for debt conversions of $1.5 million, partially offset by dividend income of $2.6 million, unrealized gain on available for sale marketable securities of $0.4 million, and $0.3 million related to MIAXdx margin deposit interest income.
Income (Loss) Before Income Tax Provision
As a result of the above, loss before income tax provision was $102.9 million for the three months ended September 30, 2025 compared to a loss of $1.6 million for the same period in 2024. For the nine months ended September 30, 2025, there was a loss of $99.4 million as compared to income of $101.8 million for the same period in 2024.
Income Tax Provision
For the three months ended September 30, 2025, there was an income tax benefit of $0.8 million. For the three months ended September 30, 2024, there was an income tax expense of $1.6 million. The $2.4 million change was primarily due to the current tax benefit in the third quarter of 2025 as a result of the One Big Beautiful Bill Act being signed into law on July 4, 2025, and the non-recurrence of a deferred tax expense related to indefinite lived assets in the third quarter of 2024.
For the nine months ended September 30, 2025, there was an income tax expense of $0.5 million. For the nine months ended September 30, 2024, there was an income tax expense of $2.7 million. The decrease of $2.2 million was primarily due to the non-recurrence of a deferred tax expense in the nine months ended September 30, 2024, partially offset by the current tax expense on TISE’s post-acquisition income.

Net Income (Loss)
As a result of the items above, there was a net loss for the three months ended September 30, 2025 of $102.1 million compared to a net loss of $3.2 million for the same period in 2024. For the nine months ended September 30, 2025, there was a net loss of $100.0 million as compared to net income of $99.1 million for the same period in 2024.
Segment Operating Results
We report results from our four segments: Options, Equities, Futures, and International. Segment performance is primarily based on adjusted revenues less cost of revenues, operating income and adjusted EBITDA. We have aggregated all corporate costs, as well as other business ventures, within the Corporate and Other as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.

The following summarizes our total revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$276,540	$200,058	38.2%	81.4%	72.3%	$799,393	$599,171	33.4%	80.4%	73.4%
Equities	38,028	50,647	(24.9)%	11.2%	18.3%	118,466	141,994	(16.6)%	11.9%	17.4%
Futures	19,364	24,840	(22.0)%	5.7%	9.0%	67,278	71,684	(6.1)%	6.8%	8.8%
International	5,533	806	586.5%	1.6%	0.3%	8,650	2,460	251.6%	0.9%	0.3%
Corporate/Other	313	305	2.6%	0.1%	0.1%	852	867	(1.7)%	0.1%	0.1%
Total revenues	$339,778	$276,656	22.8%	100.0%	100.0%	$994,639	$816,176	21.9%	100.0%	100.0%
The following summarizes our total adjusted revenues less cost of revenues by segment (in thousands, except percentages):

				Percentage of Total Adjusted Revenues Less Cost of Revenues					Percentage of Total Adjusted Revenues Less Cost of Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Options	$94,499	$60,925	55.1%	86.3%	87.6%	$268,488	$174,420	53.9%	87.7%	89.0%
Equities	4,352	2,234	94.8%	4.0%	3.2%	12,374	2,491	396.7%	4.0%	1.3%
Futures	4,786	5,288	(9.5)%	4.4%	7.6%	15,665	15,676	(0.1)%	5.1%	8.0%
International	5,533	806	586.5%	5.1%	1.2%	8,650	2,460	251.6%	2.8%	1.3%
Corporate/Other	313	305	2.6%	0.3%	0.4%	852	867	(1.7)%	0.3%	0.4%
Total adjusted revenues less cost of revenues(1)	$109,483	$69,558	57.4%	100.0%	100.0%	$306,029	$195,914	56.2%	100.0%	100.0%
(1)See “Overview” above for a reconciliation of revenues less costs of revenues to adjusted revenues less costs of revenues.

Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Options segment (in thousands, except percentages):

	Three Months Ended, September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended, September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended, September 30,					Nine Months Ended, September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$94,499	$60,925	55.1%	34.2%	30.5%	$268,488	$174,420	53.9%	33.6%	29.1%
Operating expenses	43,135	27,998	54.1%	15.6%	14.0%	107,348	81,435	31.8%	13.4%	13.6%
Operating income	$51,364	$32,927	56.0%	18.6%	16.5%	$161,140	$92,985	73.3%	20.2%	15.5%
Adjusted EBITDA(1)	$69,120	$40,733	69.7%	25.0%	20.4%	$194,353	$117,547	65.3%	24.3%	19.6%
Adjusted EBITDA margin(2)	73.1%	66.9%				72.4%	67.4%
__________________
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.

(2)Adjusted EBITDA margin represents adjusted EBITDA divided by adjusted revenues less cost of revenues.
Revenues less cost of revenues increased $33.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to:
•$26.0 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees due to a 25.6% increase in Options market contracts, a 56.1% increase in MIH Options contracts, and an 8.4% increase in revenue per contract.
•$4.3 million increase in access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$1.3 million increase in proprietary market data primarily due to the launch of MIAX Sapphire in August 2024, as well as fee increases and new product offerings.
•$1.0 million increase in OPRA market data fees primarily due to the launch of MIAX Sapphire in August 2024.
For the three months ended September 30, 2025, operating expenses increased $15.1 million compared to the three months ended September 30, 2024 primarily due to:
•$11.9 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO.
•$1.0 million increase in information technology and communication costs.
•$1.0 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$0.8 million increased in occupancy costs primarily due to the launch of MIAX Sapphire.
As a result of the items above, operating income increased $18.4 million, or 56.0%, for the three months ended September 30, 2025 compared to the same period in 2024. After adjusting primarily for share-based compensation and litigation costs, adjusted EBITDA increased $28.4 million, or 69.7%, for the three months ended September 30, 2025 compared to the same period in the prior year.
Revenues less cost of revenues increased $94.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to:
•$76.9 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees due to due to a 23.4% increase in Options market contracts, a 38.9% increase in MIH Options contracts, and a 24.1% increase in revenue per contract.
•$9.6 million increase in access fees primarily due to the launch of MIAX Sapphire in August 2024.
•$4.0 million increase in proprietary market data primarily due to the launch of MIAX Sapphire in August 2024, as well as fee increases and new product offerings.
•$2.4 million increase in OPRA market data fees primarily due to the launch of MIAX Sapphire in August 2024.
For the nine months ended September 30, 2025, operating expenses increased $25.9 million compared to the nine months ended September 30, 2024 primarily due to:
•$19.7 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO, additional headcount, and higher bonus.
•$2.4 million increase in information technology and communication costs.
•$2.2 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$1.7 million increase in regulatory fees primarily due to the launch of MIAX Sapphire.
•$1.2 million increased in occupancy costs primarily due to the launch of MIAX Sapphire.
•$0.9 million increased travel and entertainment.
•$2.8 million decrease in litigation and other legal expenses.

As a result of the items above, operating income increased $68.2 million, or 73.3%, for the nine months ended September 30, 2025 compared to the same period in 2024. After adjusting primarily for share-based compensation and litigation costs, adjusted EBITDA increased $76.8 million, or 65.3%, for the nine months ended September 30, 2025 compared to the same period in the prior year.
Equities
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Equities segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, September 30,		Percent Change	Three Months Ended, September 30,		Nine Months Ended, September 30,		Percent Change	Nine Months Ended, September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$4,352	$2,234	94.8%	11.4%	4.4%	$12,374	$516	2,298.1%	10.4%	0.4%
Operating expenses	9,210	7,233	27.3%	24.2%	14.3%	24,340	21,371	13.9%	20.5%	15.1%
Operating loss	$(4,858)	$(4,999)	*	*	*	$(11,966)	$(20,855)	*	*	*
Adjusted EBITDA(1)	$(889)	$(2,494)	*	*	*	$(3,524)	$(11,431)	*	*	*
Adjusted EBITDA margin(2)	*	*				*	*
__________________
*Not meaningful
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by Adjusted revenues less cost of revenues.
Revenues less cost of revenues increased $2.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to:
•$3.1 million increase in Equities transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees, primarily due to improved, but still negative pricing, as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
•$1.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
For the three months ended September 30, 2025, operating expenses increased $2.0 million compared to the three months ended September 30, 2024 primarily due to:
•$1.4 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO.
•$0.4 million increase in information technology and communication costs primarily due to higher software maintenance.
As a result of the items above, there was an operating loss of $4.9 million for the three months ended September 30, 2025 as compared to an operating loss of $5.0 million in the same period in the prior year. After adjusting primarily for share-based compensation, adjusted EBITDA was a loss of $0.9 million as compared to a $2.5 million loss for the same period in the prior year.

Revenues less cost of revenues increased $11.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to:
•$10.3 million increase in Equities transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees, primarily due to improved but still negative pricing as liquidity payments exceeded transaction revenues, and lower market share on negative pricing, partially offset by higher industry volume.
•$2.0 million decrease in the ERP cost of revenue due to the program ending as of June 30, 2024.
•$1.0 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.7 million increase in access fees.
•$2.1 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
For the nine months ended September 30, 2025, operating expenses increased $3.0 million compared to the nine months ended September 30, 2024 primarily due to:
•$1.8 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO, partially offset by lower allocated headcount.
•$1.0 million increase in information technology and communication costs primarily due to higher software maintenance.
As a result of the items above, there was an operating loss of $12.0 million for the nine months ended September 30, 2025 as compared to an operating loss of $20.9 million in the same period in the prior year. After adjusting primarily for share-based compensation, adjusted EBITDA was a loss of $3.5 million as compared to an $11.4 million loss for the same period in the prior year.
Futures
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Futures segment (in thousands, except percentages):

	Three Months Ended, September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended, September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended, September 30,					Nine Months Ended, September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$4,786	$5,288	(9.5)%	24.7%	21.3%	$15,665	$15,676	(0.1)%	23.3%	21.9%
Operating expenses	23,322	18,108	28.8%	120.4%	72.9%	58,275	51,896	12.3%	86.6%	72.4%
Operating loss	$(18,536)	$(12,820)	*	*	*	$(42,610)	$(36,220)	*	*	*
Adjusted EBITDA(1)	$(9,563)	$(8,027)	*	*	*	$(25,754)	$(24,621)	*	*	*
Adjusted EBITDA margin(2)	*	*				*	*
__________________
*Not meaningful
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by adjusted revenues less cost of revenues.
Revenues less cost of revenues decreased $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to:
•$0.4 million lower interest income.
•$0.4 million lower listings fees.

•Net transaction fees were flat primarily due to decreased volumes caused by participant migration to the new MIAX Futures Onyx trading platform, and lower volatility. This was offset by the elimination of expenses related to CME Globex. The CME Globex expense ceased beginning June 30, 2025 when MIAX Futures migrated off of the CME Globex platform and onto the MIAX Futures Onyx trading platform.
•$0.2 million increased in proprietary market data.
For the three months ended September 30, 2025, operating expenses increased $5.2 million compared to the same period in the prior year, primarily due to:
•$4.7 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO.
•$0.8 million increase in depreciation and amortization primarily due to the buildout of the new MIAX Futures clearing and trading platform (MIAX Futures Onyx).
As a result of the items above, there was an operating loss of $18.5 million for the three months ended September 30, 2025 as compared to an operating loss of $12.8 million in the same period in the prior year. After adjusting primarily for share-based compensation and investment gain/loss, adjusted EBITDA was a loss of $9.6 million as compared to an $8.0 million loss for the same period in the prior year.
Revenues less cost of revenues was relatively unchanged for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to:
•$0.7 million higher net transaction fees primarily due to higher agricultural volume.
•$0.5 million higher MIAXdx storage fees.
•$0.5 million lower interest income.
•$0.8 million lower listings fees.
For the nine months ended September 30, 2025, operating expenses increased $6.4 million compared to the same period in the prior year, primarily due to:
•$5.9 million increase in compensation and benefits primarily driven by higher share-based compensation due to acceleration of vesting upon the IPO.
•$1.3 million increase in depreciation and amortization primarily due to the buildout of the new MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$0.5 million increase in marketing and business development expenses.
•$2.1 million decrease in professional fees and outside services primarily due to lower legal expenses.
As a result of the items above, there was an operating loss of $42.6 million for the nine months ended September 30, 2025 as compared to an operating loss of $36.2 million in the same period in the prior year. After adjusting primarily for share-based compensation and investment gain/loss, adjusted EBITDA was a loss of $25.8 million as compared to a $24.6 million loss for the same period in the prior year.

International
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our International segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, September 30,		Percent Change	Three Months Ended, September 30,		Nine Months Ended, September 30,		Percent Change	Nine Months Ended, September 30,
	2025	2024		2025	2024	2025	2024		2025	2024
Revenues less cost of revenues	$5,533	$806	586.5%	100.0%	100.0%	$8,650	$2,460	251.6%	100%	100%
Operating expenses	4,750	3,452	37.6%	85.8%	428.3%	10,472	10,479	(0.1)%	121.1%	426.0%
Operating income (loss)	$783	$(2,646)	*	14%	*	$(1,822)	$(8,019)	*	*	*
Adjusted EBITDA(1)	$1,729	$(1,682)	*	32%	*	$131	$(5,574)	*	*	*
Adjusted EBITDA margin(2)	31.2%	*				1.5%	*
__________________
*Not meaningful
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by Adjusted revenues less cost of revenues.
Revenues less cost of revenues increased $4.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the TISE Acquisition in June 2025.
For the three months ended September 30, 2025, operating expenses increased $1.3 million compared to the three months ended September 30, 2024 primarily due to:
•$2.2 million increase in total operating expenses due to the TISE Acquisition in June 2025.
•$0.7 million decrease in compensation and benefits excluding the impact of the TISE Acquisition, due to lower allocation of employees based on project work.
As a result of the items above, operating income was $0.8 million for the three months ended September 30, 2025 as compared to an operating loss of $2.6 million in the same period in the prior year. After adjusting primarily for unrealized and realized gains and losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $1.7 million as compared to a $1.7 million loss for the same period in the prior year.
Revenues less cost of revenues increased $6.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the TISE Acquisition in June 2025.
For the nine months ended September 30, 2025, operating expenses was relatively unchanged compared to the nine months ended September 30, 2024 primarily due to:
•$2.9 million decrease in compensation and benefits excluding the impact of the TISE Acquisition due to lower allocation of employees based on project work.
•$3.1 million increase in total operating expenses due to the TISE Acquisition in June 2025.
As a result of the items above, there was an operating loss of $1.8 million for the nine months ended September 30, 2025 as compared to an operating loss of $8.0 million in the same period in the prior year. After adjusting primarily for unrealized and realized gains and losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $0.1 million as compared to a $5.6 million loss for the same period in the prior year.

Liquidity and Capital Resources
Since our inception, we have financed operations primarily through issuances of common stock and warrants, borrowings under credit facilities and cash flow from operating activities.
On August 15, 2025, the Company completed its IPO, in which the Company issued 17,250,000 shares of common stock at a public offering price of $23.00 per share, which included 2,250,000 shares issued pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock. The Company received $396.8 million in proceeds, before deducting underwriting discounts and commissions and offering expenses.
Based on our current level of operations, we believe our available cash, available borrowings and cash provided by operations will be adequate to meet our current liquidity needs for the next 12 months. In the near term, we expect that our cash from operations will meet our cash needs to fund our operations, capital expenditures, interest payments on debt and debt repayments. Our future capital requirements will depend on many factors, including but not limited to, our growth rate, headcount, sales and marketing activities, research and development efforts, capital expenditures, the introduction of new products and offerings, potential merger and acquisition activity, other strategic initiatives, volatility in the market or in certain securities and trading volume of our customers. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
Cash Flows
The following table summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$120,845	$72,399
Net cash used in investing activities	(84,494)	(31,523)
Net cash provided by financing activities	211,686	30,039
Effect of exchange rate changes on cash and cash equivalents	(84)	—
Increase in cash, cash equivalents, segregated cash, and restricted cash	$247,953	$70,915

	Nine Months Ended
	September 30,
	2025	2024
Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$401,482	$125,091
Cash segregated under federal and other regulations	29,509	33,256
Restricted cash	6,005	6,375
Restricted cash (clearing house performance bonds and guarantee funds)	86,204	70,700
Restricted cash (participant margin deposits)	1,151	11,631
Total	$524,351	$247,053
Cash provided by operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation and amortization and share-based compensation expense, as well as the effect of changes in operating assets and liabilities. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in user activity, the timing of cash receipts and payments and vendor payment terms.
For the nine months ended September 30, 2025, cash provided by operating activities was $120.8 million, primarily due to a net loss of $100.0 million, $234.0 million add-back of non-cash expenses, partially offset by $13.2 million of cash outflows from changes in operating assets and liabilities The primary drivers of the non-cash expenses during the period was a $107.7 million loss on extinguishment of debt, unrealized loss of $39.0 million on the right to receive Pyth tokens, depreciation and amortization expense of $21.3 million, and share-based compensation expense of $48.0 million.

For the nine months ended September 30, 2024, cash provided by operating activities was $72.4 million, primarily due to net income of $99.1 million and $22.8 million of cash generated from changes in operating assets and liabilities, partially offset by $3.9 million reduction from non-cash income. The primary drivers of the increase in operating assets and liabilities during the period are the increase in accounts receivable and decrease in accrued compensation. The primary driver of the non-cash income earned during the period was the unrealized gain of $76.7 million on the right to receive Pyth tokens, partially offset by depreciation, amortization and share-based compensation totaling $50.7 million.
For the nine months ended September 30, 2025, cash used in investing activities was $84.5 million, consisting of $56.5 million in cash paid, net of cash acquired for TISE, $18.7 million in purchases of property, equipment and leasehold improvements, and $9.4 million in capitalization of internally developed software.
For the nine months ended September 30, 2024, cash used in investing activities was $31.5 million, which primarily consisted of $20.6 million in purchases of property, equipment and leasehold improvements, $9.3 million in capitalization of internally developed software and $1.6 million in purchases of investments.
For the nine months ended September 30, 2025, cash provided by financing activities was $211.7 million, consisting primarily of $366.6 million in net proceeds from the IPO, $36.9 million in proceeds from issuance of debt, partially offset by $140.0 million of debt principal repayment, $36.1 million of debt prepayment premium, and $21.8 million from stock repurchases.
For the nine months ended September 30, 2024, cash provided by financing activities was $30.0 million, which primarily consisted of $95.0 million in proceeds from issuance of debt and puttable warrants issued with debt, partially offset by $57.3 million of debt repayments.

Contractual Obligations
2029 Senior Secured Loan Agreement
On August 21, 2024, the Company entered into the 2029 Senior Secured Loan Agreement in the principal amount of $100 million with an interest rate of 12.90% per annum and a five year term. In June 2025, the Company entered into the Incremental Term Loan in the aggregate principal amount of $40 million on substantially the same terms as the 2029 Senior Secured Term Loan.
In connection with the 2029 Senior Secured Term Loan, the Company also issued to the lenders 3,795,564 warrants to purchase shares of the Company’s common stock. The warrants to purchase shares of common stock have an exercise price equal to $7.15 per share and $8.55 per share for the 2,277,338 and 1,518,226 warrants, respectively, and expire on August 21, 2032. Prior to the IPO, these warrants had been accounted for as a liability given the put right associated with the securities. Upon completion of the IPO in August 2025, in accordance with the terms of the 2029 Senior Secured Term Loan, the put right was terminated. The Company remeasured the puttable warrants at fair value for $65.4 million and reclassified into equity in the condensed consolidated balance sheet as of September 30, 2025.
On August 18, 2025, the Company used a portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan, including the incremental loan, in an aggregate principal amount of $140.0 million.
Convertible Promissory Notes
On December 4, 2020, the Company issued a 9.5% convertible note for $5.0 million to an existing stockholder due five years from the date of issuance. Interest is payable quarterly and the principal and the unpaid interest is convertible into the Company’s common stock at the option of the holder at a price of $16.00 per share.
Notes Payable
During 2023, the Company issued $1.5 million of unsecured promissory notes due 2026 pursuant to which unpaid interest (but not the principal) is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $20.50 per share until maturity.
Lines of Credit
As of September 30, 2025, MIAX Futures maintained two unsecured revolving lines of credit with a bank, one for $6.0 million and another for $4.0 million. Both unsecured lines of credit expire on December 31, 2025. Borrowings bear interest at the bank's prime rate less 0.25% (effective rate of 7.00% as of September 30, 2025 and 7.25% as of December

31, 2024) and have an annual commitment fee of 0.40%. MIAX Futures also maintains a secured line of credit with another bank for $40 million which will expire on July 28, 2026. The secured line of credit carries an interest at the bank's prime rate of 7.25% as of September 30, 2025 and 7.50% as of December 31, 2024, and an annual commitment fee of 0.25% through July 2026. At September 30, 2025 and December 31, 2024, there were no amounts outstanding on any lines of credit.
No interest expense was incurred related to the above lines of credit for the three and nine months ended September 30, 2025 and 2024. MIAX Futures is required to maintain certain financial minimums and restrictions. MIAX Futures complied with all such covenants as at September 30, 2025.
As of September 30, 2025, Dorman Trading maintained an unsecured revolving line of credit for $10.0 million at an interest rate equal to the bank's prime rate. If the loans are not repaid when due, the interest rate would be determined by adding 3.0% to the prime rate. There was no amount outstanding as of September 30, 2025 and December 31, 2024 and Dorman Trading did not incur any interest expense during the three and nine months ended September 30, 2025 and 2024.
Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet arrangements as of September 30, 2025. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments due by period
	Total	Less than 1 year	More than 1 year
Purchase obligations	$13,764	$2,693	$11,071
Purchase obligations include long term non-cancelable agreements with consultants and vendors to provide services.
Recent Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Final Prospectus. For additional information about our critical accounting estimates, see the disclosure included in our Final Prospectus.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
As of September 30, 2025 and December 31, 2024, our cash and cash equivalents were $401.5 million and $150.3 million, respectively, of which $0.8 million and $0.6 million, respectively, were held in Bermuda, and $19.2 million and $0.0 million, respectively, were held in Guernsey. The remaining cash and cash equivalents are denominated in U.S. dollars and held primarily in interest-bearing accounts with financial institutions. Given the short-term nature and composition of these cash and cash equivalent balances, the Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates. As of September 30, 2025, we had $6.5 million in outstanding debt, of which $5.0 million related to unsecured convertible promissory notes and $1.5 million related to unsecured promissory notes. The outstanding debt bears interest at a fixed interest rate. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations.
Currency Exchange Risk
We are exposed to foreign currency translation risk as revenues and expenses from our operations in Guernsey, through TISE, are denominated in British pound. For the three and nine months ended September 30, 2025, the foreign currency impact of TISE on our consolidated revenues and expenses was not material.
Equity Risk
Our investment in TISE with functional currency of British pound is exposed to volatility in currency exchange rate through translation of our net assets or equity to U.S. dollar. The translation of the non-U.S. dollar statement of financial condition into U.S. dollar, our reporting currency, results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our consolidated balance sheets. As of September 30, 2025, our net equity investment in TISE amounted to $97.3 million and a 10% change in British pound foreign currency exchange rate would result in a $9.7 million impact on our consolidated equity.
Credit Risk
We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by considering such risk when selecting the counterparties with which we make investments and execute agreements. The Company maintains cash with multiple regulated financial institutions and brokerage firms, and such balances may occasionally exceed depository insurance limits. Management monitors the financial condition of these institutions and believes that the likelihood of loss is remote.
We do not have counterparty credit risk with respect to trades matched on our options or equities exchanges in the U.S. With respect to equities, we deliver matched trades of our customers to the National Securities Clearing Corporation (“NSCC”) without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all equity transactions occurring on MIAX Pearl Equities and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. options, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire and, as such, guarantees clearance and settlement of all of our matched options trades.
With respect to orders routed to other markets for execution on behalf of our customers, we are exposed to some counterparty credit risk in the case of failure to perform on the part of our routing brokers. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.
Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or more visible market participants could also result in market-wide credit difficulties or other market disruptions.
We also have credit risk related to fees that are billed in arrears to customers on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our consolidated balance sheet. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.
Through MIAX Futures, the Company is exposed to further credit risk through our clearing operations. MIAX Futures holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk — Credit risk to MIAX Futures comes primarily from two sources, which are the potential default or insolvency of a clearing participant or the insolvency of a settlement bank. Credit risk from clearing participants stems from the potential risk of non-performance by a participant to satisfy its obligations, financial or otherwise, to the clearing house. MIAX Futures attempts to mitigate credit risk posed by clearing participants through a variety of methods, such as marking open positions to market twice daily and requiring clearing participants to make security deposits and pledge margin based upon open positions held at MIAX Futures. Furthermore, MIAX Futures uses risk-based margin methodologies and models to estimate volatilities and determine appropriate margin requirements expected to cover exposures and reduce credit risk posted by market fluctuations. Although MIAX Futures clears limited physically delivered contracts, MIAX Futures may face large credit exposures on final settlement days should a participant fail to perform on its delivery obligations. To mitigate this risk, MIAX Futures closely monitors clearing participant exposures during the delivery period and applies product-specific heightened risk management standards through its rules. As to credit risk of settlement banks, MIAX Futures rules require that clearing participants maintain accounts at a settlement bank approved by MIAX Futures. In addition, MIAX Futures monitors approved settlement banks on an ongoing basis by performing financial reviews that evaluate, among other items, a bank’s capital resources and liquidity.
•Liquidity Risk — Liquidity risk is the risk MIAX Futures may not be able to meet its payment obligations on time. To help mitigate this risk, MIAX Futures monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearing house to such funds and assets. For example, liquidity risks posed by clearing participants are addressed through the collection of margin and the posting of security deposits. On a daily basis, MIAX Futures calculates performance bond requirements for all of its clearing participants’ portfolios and requires that clearing participants post funds to the clearing house to cover its margin requirement. MIAX Futures also maintains multiple lines of credit that could be drawn upon to increase liquidity in the event of a default of a clearing participant. Lastly, MIAX Futures holds sufficient liquid resources to meet its financial obligations in the event of a default by the two clearing participants or their affiliates creating the largest combined loss to the clearing house in extreme but plausible market conditions.
•Market Risk — Market risk, including procyclicality, is another a source of risk faced by MIAX Futures. To help mitigate market risk, the clearing house establishes bond requirements designed to limit the likelihood of procyclical changes in such requirements and mitigate costly and disruptive adjustments to performance bond requirements in periods of high market volatility. Specifically, MIAX Futures rules provide that when calculating performance bond requirements, the clearing house will include measures designed to limit procyclicality that are equivalent to at least one of the options listed in Article 1, paragraph 2(b) of the European Commission’s Implementing Decision 2016/377.
Through Dorman Trading, the Company is exposed to further regulatory and credit risks. Dorman Trading holds material amounts of customer funds. The following is a summary of the risks associated with these funds and how these risks are mitigated:
•Regulatory Risk — Dorman Trading is registered as a futures commission merchant with the CFTC and NFA, and a member of various commodities and futures exchanges in the U.S. and abroad. Dorman Trading has a responsibility to meet margin calls at all exchanges on a daily basis, and even on an intra-day basis, if deemed necessary by relevant regulators or exchanges. Dorman Trading requires clients to make margin deposits the next business day, and requires their largest clients to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of clients’ net, or non-clearing FCM gross, open positions and required margin per contract. Dorman Trading is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC. These rules specify the minimum amount of capital that must be available to support clients’ account balances and open trading positions, including the amount of assets that Dorman Trading must maintain in relatively liquid form. Further, the rules are designed to maintain general financial integrity and liquidity. The regulations discussed above limit funds available for dividends to us. As a result, we may be unable to access our operating subsidiaries’ funds when we need them.
•Client and Counterparty Credit and Liquidity Risk — Dorman Trading’s operations expose us to credit risk of default of our clients and counterparties. The risk includes liquidity risk to the extent our clients or counterparties are unable to make timely payment of margin or other credit support. We are indirectly exposed to the financing and liquidity risks of our clients and counterparties, including the risks that our clients and counterparties may not be able to finance their operations. As a clearing broker, Dorman Trading acts on behalf of their clients for all trades consummated on exchanges. Dorman Trading must pay initial and variation margin to the exchanges, on a net basis, before receiving the required payments from our clients. Accordingly, Dorman Trading is responsible for clients’ obligations with respect to these transactions, which exposes us to significant credit risk. Dorman Trading’s clients are required to make any margin deposits the next business day, and requires their largest clients to make intra-day margin payments during periods of significant price movement. Dorman Trading’s clients are obligated to maintain margin requirements at the level set by the respective exchanges, but we have the ability to increase margin requirements for clients based on their open positions, trading activity, or market conditions. Additionally, Dorman Trading deposits its own funds and its customers’ funds with banks and other financial institutions, including other FCMs under omnibus arrangements to effect daily cash settlements and, therefore, is exposed to the risks of settlement bank failures. Such failures could pose both credit risks and liquidity risks to Dorman Trading. In the event of the insolvency of one of these financial institutions, Dorman Trading might not be able to fully recover the assets it has deposited since, in certain cases, it will be among the institution’s unsecured creditors. Dorman Trading may also make demand deposits with banks that are secured only to the value of FDIC insurance or other national deposit guarantee coverage, which is small, and therefore, the deposits may in significant part be lost in the event any of these banks or financial institutions become insolvent. As a result, Dorman Trading’s business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.
General
As a self-regulatory organization under the jurisdiction of the SEC, and as a DCO and DCM under the jurisdiction of the CFTC, and a registered exchanges under the jurisdictions of the BMA and the GFSC, the MIAX Exchanges, MIAX Futures, MIAXdx, BSX and TISE, respectively, are subject to routine reviews and inspections by the SEC, CFTC, BMA and the GFSC. Dorman, as a registered FCM, is regulated by the CFTC and is subject to routine reviews and inspections by the CFTC and NFA. Management does not believe that the outcome of any of these reviews or inspections will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.
MIAXdx has responded to certain requests for information and documents from the CFTC’s Division of Enforcement and may come under additional regulatory scrutiny, requests or investigations in the future. The requests related to activities prior to our acquisition of MIAXdx, during the prior ownership of MIAXdx by FTX. We cannot predict the outcome of these requests. Any requests, inquiries, investigations or proceedings could result in substantial costs, sanctions, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results.
In the normal course of our business, we are exposed to asserted and unasserted claims. In the opinion of management, these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Except as described below, we are not currently a party to any legal proceeding, the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Nasdaq Matter
On September 1, 2017, Nasdaq, filed an action against the Company in the Court alleging patent infringement and trade secret misappropriation relating to Nasdaq’s electronic trading technology and platforms. The Company subsequently filed six petitions before the PTAB at the USPTO seeking a determination that the subject patent was invalid under the current law. The Court proceeding was stayed in December 2018, pending resolution of the PTAB proceedings. All claims asserted by Nasdaq against the Company under the six patents at issue were invalidated by the PTAB Final Written Decisions. On June 7, 2022, the USPTO Director denied Nasdaq’s request for review of the PTAB Final Written Decisions.
On August 31, 2021, the Company filed the Company’s Answer. The Company’s Answer included denials of the allegations made by Nasdaq in the Complaint and Counterclaims by the Company including monopolization antitrust claims, patent misuse, sham litigation, and fraud on the USPTO by Nasdaq. The Company is seeking attorneys’ fees and costs and such other relief as the Court may find to be just and proper. On June 21, 2022, Nasdaq waived its right to appeal the PTAB’s Final Written Decisions and the stay in the Court matter was lifted as all of the PTAB proceedings were concluded with each of the Nasdaq patent claims at issue invalidated. The Company filed an Amended Answer and Counterclaims on August 5, 2022. The Amended Counterclaims added claims of fraud on the patent office and Lanham Act violations. On July 25, 2023, the Court denied a motion by the Company to dismiss Nasdaq’s trade secret claims and also denied a motion by Nasdaq to dismiss the Company’s counterclaims. The Court granted Nasdaq’s motion to stay and bifurcate the Company’s counterclaims.
The parties each filed motions for summary judgment and motions to exclude certain experts. On September 29, 2025, the Court denied Nasdaq’s and MIAX’s motions for summary judgment, as well as the parties’ motions to exclude certain experts. The Court, granted Nasdaq’s motion to bifurcate MIAX’s equitable defenses of laches and unclean hands. Subsequently, the Court informed the parties that they should re-initiate discovery on the Company’s counterclaims against Nasdaq. The Court further informed the parties that it intends to preside over one trial with two phases, the first being the trade secret claims, followed by the second phase in which the Company would present its counterclaims against Nasdaq. The Company intends to continue defending its interest in this matter vigorously.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. Our business, results of operations, financial condition, or prospects could also be negatively affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline.
Risks Related to Our Business
A significant portion of our operating revenues is generated by our transaction and clearing-based business. If the amount of trading volume on our markets or clearing volume decreases, or the product mix shifts to lower revenue products, our revenues less cost of revenues from transaction and clearing fees will most likely decrease.
Our business is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Approximately 58.4% of our revenues less cost of revenues for the three months ended September 30, 2025, were from net transaction and clearing fees, calculated as transaction and clearing fees, less liquidity payments, brokerage, clearing, exchange, and Section 31 fees, divided by revenues less cost of revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations” for additional information.
Our exchanges’ current market participants and any market participants that our exchanges obtain in the future could decide to reduce their level of trading activity for any reason, including:
•a reduction in trading demand by customers;
•heightened capital maintenance requirements or other regulatory or legislative requirements;
•reduced access to capital required to fund trading activities; and
•significant market disruptions.
Dorman Trading’s revenues and operating results may fluctuate because of the following, among other, factors:
•market conditions, such as price levels and volatility in the commodities markets in which Dorman Trading operates;
•changes in the volume of customer trading activities; and,
•the level and volatility of interest rates.
Trading volumes are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence.
If the amount of trading volume on our exchanges or through our FCM were to decrease, we would likely see a decrease in fees. If we are unable to maintain our current trading volume or grow the trading volume on our exchanges or through our FCM, our financial performance would be negatively affected.
In addition, exchange transaction fees generated are different based on type of product and other factors, including the type of customer and certain volume discounts. If the amount of our trading volume decreases, the mix traded shifts to our lower revenue per contract products, our revenues from transaction fees will most likely decrease. We can offer no assurance that we would be able to reduce our costs to match the amount of any such decrease.
Global economic, political and financial market events or conditions may negatively impact our business.
Adverse macroeconomic conditions, including recessions, inflation, supply chain issues, labor shortages, government shutdowns, political uncertainty and discord, currency fluctuations, interest rate changes, regional conflicts or wars and other geopolitical events or conflicts, international trade disputes and sanction laws, including the imposition of tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade have in the past negatively impacted consumer and corporate confidence and resulted in reductions in consumer, government and corporate spending, and could have such effects in the future, which could negatively impact our business.
A substantial portion of our revenues are derived from market data and access fees and fees for transactions executed and cleared in our markets. The market data and access fees and trading volumes in our markets could decline substantially if our market participants reduce their level of spending or trading activity for any reason, including:
•adverse market conditions that curtail the addition of new customers or cause a decrease in purchases by our existing customers for our products and services;
•weakness in the macroeconomic environment that causes our customers to delay or cancel existing orders or subscriptions;
•cost-cutting pressures across the industry or a decrease in demand for our products and services that lead to a reduction in price;
•consolidation in our markets or the markets of our customers that results in a reduction in the number of market participants;
•a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;
•regulatory or legislative changes impacting our business, our customers and financial markets;
•the impact of climate change and the impact of, and uncertainty related to, the transition to renewable energy and away from crude oil, including regulatory or legislative changes;
•disruptions due to terrorism, regional conflicts, wars, pandemics or other catastrophes;
•a prolonged decrease in volatility in the financial markets;
•heightened capital and margin requirements or mandated reductions in leverage resulting from new regulations;
•defaults by clearing or exchange members or the inability of participants to pay out contractual obligations;
•unforeseen market closures or other disruptions in trading and clearing;
•changes to our contract specifications that are not viewed favorably by our market participants; or
•reduced access to, or availability of, capital required to fund trading activities.
A reduction in our overall trading volume could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes could also result in a corresponding decrease in the demand for our market data, which would further reduce our overall revenue.
Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Additionally, uncertainty and liquidity concerns in the financial markets can prove detrimental to the financial services industry and its participants, such as our vendors, suppliers, and investors, and may also adversely affect our operations and stock price.
Our failure to maintain order flow from providers following the IPO could negatively affect our results of operations.
We entered into arrangements with order flow providers of our MIAX Exchanges whereby MIH issued providers warrants to acquire an equity interest in MIH in exchange for such order flow providers providing order flow to the applicable MIAX Exchange. The warrants issued to the providers under these programs vested upon the satisfaction of certain performance targets relating to order flow having been achieved by the order flow providers.
Since September 2013, we implemented five ERPs, with a number of participating member firms in MIAX Options, MIAX Pearl and MIAX Pearl Equities, respectively, whereby such firms acquired the ability to earn warrants to purchase

MIH common stock in exchange for the delivery of a certain fixed percentage of ADV, over certain measurement periods. As of June 30, 2024, the periods during which warrants may be earned under all ERPs have expired.
We cannot predict whether the firms that participated in our ERPs will continue to be incentivized to provide the same level of order flow to our MIAX Exchanges after the IPO or after such participants have sold their shares of our common stock.
Furthermore, we may face competition from our ERP participants and other exchange members who already have or may acquire an ownership interest in competing businesses (including other national securities exchanges, dark pools, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”)). These businesses may compete with us, either in relation to existing product and service offerings or any diversification of our product and service offerings into new asset classes and/or new geographic locations.
Revenues from our market data fees and access fees on our MIAX Exchanges may be reduced due to declines in our market share, trading volumes or regulatory changes.
Non-transaction fees accounted for 41.6% of our revenues less cost of revenues for the three months ended September 30, 2025, including 9.8% and 24.7% for the three months ended September 30, 2025, for market data and access fees, respectively, on our MIAX Exchanges. The occurrence of any event that reduces the amount of market data fees that we receive, whether as a result of fee reductions, fewer members subscribing to the U.S. Tape Plans or other market data offerings, declines in market share, trading volumes, or notional volumes, or regulatory changes may have a direct negative impact on our business, financial condition, and operating results. For example, if our market share of U.S. listed equities and options on our MIAX Exchanges were to decline, our share of market data fees could also decline. Moreover, market data fees could decline as a result of a reduction in the number of market data users, because of, for example, consolidation among market data subscribers.
Regulatory and legal developments could also reduce the amount of revenue that we obtain from our MIAX Exchange non-transaction fees, such as connectivity, access, and market data fees, related to our U.S. equity and equity options exchanges. With respect to our U.S. equities and equity options MIAX Exchanges, our ability to assess non-transaction fees, including connectivity fees, access fees, and market data fees are subject to review by the SEC. There continues to be opposing industry viewpoints and challenges to the extent that U.S. equities and equity options exchanges should be able to charge for or increase certain fees, including regulatory related fees, connectivity fees, market access fees, and market data fees, and the ability to increase such non-transaction fees could be impacted. For example, the SEC approved revised CAT funding models which provided certain exemptions allowing SROs to collect fees from industry members. Such exemptions were challenged in the 11th Circuit. On July 25, 2025, the 11th Circuit issued an opinion that the Executed Share Model is arbitrary and in violation of the Administrative Procedures Act. The 11th Circuit thus vacated the 2023 Funding Order, stayed the decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with their opinion. On September 30, 2025, the SEC issued an order allowing the SRO participants to reduce CAT operating costs while retaining the CAT’s core regulatory functionality. The deadline for the SEC to act is November 29, 2025. Absent some change, the MIAX Exchanges will be required to stop charging both historical and prospective CAT fees should the SEC not issue a revised funding order. As a result, the SROs, including the MIAX Exchanges, may continue to incur significant costs and not be reimbursed for prospective and historical CAT costs. See Note 8 of our condensed consolidated financial statements for the three months ended September 30, 2025 for additional information.
If new constraints are placed on our ability to charge for market access, including non-transaction fees such as connectivity fees, access fees, CAT fees or market data fees in the United States, it could have a negative impact on our revenues. If we are unable to maintain or increase the non-transaction fees on our exchanges, our financial performance may be negatively affected. We cannot predict whether, or in what form, any additional regulatory or other changes will take effect or their impact on our business.
We face intense competition. If we are unable to successfully compete, our business, financial condition and operating results may be materially adversely affected.
The market for trade execution services, clearing and products is intensely competitive in the asset classes in which we operate. We face competition from other securities, options and futures exchanges, FCMs, OTC markets, clearing organizations, consortia formed by our members and large industry participants, ATSs, technology firms, including market data distributors and electronic trading system developers, and others.
Increased competition may result in a decline in our share of trading activity and a decline in our revenues from transaction and clearing fees and market data fees, thereby materially adversely affecting our operating results. We compete with a number of entities on several different fronts, including the cost, quality and speed of our trade execution, functionality and ease of use of our trading and clearing platforms, the range of our products and services, our technological innovation and adaptation and our reputation.
Some of our competitors have longer operating histories and have greater financial, marketing, technological, personnel and other resources than we do. These factors may enable them to develop similar or more innovative products, to offer lower transaction and clearing fees or better execution to their customers or to execute their business strategies more quickly or efficiently than we can. In addition, our business, financial condition and operating results may be materially adversely affected if we cannot successfully develop, introduce and/or market new services and products or if we need to adopt costly and customized technology for our services and products.
Existing or new competitors may:
•respond more quickly to competitive pressures;
•develop products that compete with our products or are preferred by our customers;
•offer products and services at prices below ours to gain market share or to promote other businesses;
•develop and expand their technology and service offerings more efficiently;
•provide better, more user-friendly and more reliable technology;
•take greater advantage of acquisitions, alliances and other opportunities that may provide a competitive advantage;
•market, promote, bundle and sell their products and services more effectively;
•leverage existing relationships with customers and partners more effectively or exploit brand names to market and sell their services; and
•exploit regulatory disparities between traditional, regulated exchanges and alternative markets, including over-the-counter markets for equity securities, that benefit from a reduced regulatory burden and lower-cost business model.
Our success will depend on our ability to maintain and expand our product and service offerings, our customer base and our technology. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions, and the emergence of new industry standards and practices.
If our products, markets, services and technology are not competitive or we fail to anticipate or respond adequately to changes in technology, customer preferences and regulatory requirements or any significant delays in product development efforts our business, financial condition and operating results could be materially harmed.
Our business may be adversely affected by price competition.
The business of operating exchanges is characterized by intense price competition, in particular with respect to transaction fees. The pricing model for trade execution for options has changed in response to competitive market conditions and we and our competitors have adjusted transaction fees and fee structures accordingly. These changes have resulted in significant pricing and cost pressures on us, especially on transaction fees for our multiple-listed products. It is likely that this pressure will continue and even intensify as our competitors continue to seek to increase their share of trading by further reducing their transaction fees or by offering other financial incentives to order providers to induce them to direct orders to their markets.
It is possible that one or more of our competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading volume. Some order-providing firms on our exchanges have taken equity positions in other exchanges that compete with us. Furthermore, to attract market share, we may offer “inverted” pricing or no-transaction fee trading from time to time. These forms of promotions may adversely affect our profitability and we cannot assure you that once we stop these forms of promotions, we will be able to retain volume.
Dorman Trading is also affected by price competition. It competes with other FCMs primarily on the basis of price and service. A number of its competitors have greater financial, technical, marketing and other resources than does Dorman

Trading. Some of them offer superior technology and a wider range of services and products than Dorman Trading offers, are larger and better capitalized, have greater name recognition, and have more extensive client bases.
Competition from other venues with respect to our proprietary products could negatively impact our revenues.
We anticipate that in the future, a larger portion of our revenues will be generated by exclusively-licensed products. We entered into a master index services license agreement in July 2024 (the “Bloomberg License Agreement”) with Bloomberg Index Services Limited (“Bloomberg”) to develop a suite of proprietary products, including index futures, options on futures, and cash index options, based on Bloomberg’s portfolio of indexes (the “Bloomberg Products”). Pursuant to a service schedule product license under the Bloomberg License Agreement, we have a ten year exclusive license to list futures, options on futures, and cash-settled index options on (i) the Bloomberg 500 Index (“B500 Index”), (ii) the Bloomberg US Large Cap Volatility Index, (iii) and the Bloomberg US 100 Price Return Index (“B100Q Index”). We plan to launch futures on the B500 Index and B100Q Index in the first half of 2026, subject to regulatory filings with the CFTC. We plan to launch cash options on the B500 Index and the B100Q Index in 2026, subject to regulatory filings with the CFTC and subject to approvals by the SEC, as applicable.
Our competitors have developed, offer and provide, or may in the future develop, offer and provide, a market for the trading of products that are similar to those products that we offer or plan to offer and we may not be successful at taking away volume from other exchanges’ products. It is also possible that a third party may offer trading in products that are the same as those that are the subject of one of our exclusive licenses, but in a jurisdiction in which the owner cannot require a license or in a manner otherwise not covered by our exclusive license. The value of our licenses to exclusively list securities index options and futures also depends on the continued ability of index owners to require licenses for the trading of options and futures based on their indexes.
Specifically, the Bloomberg Products and exclusively-licensed products will be a new set of products which compete against an asset class that has dominance and a historical presence in the market and as a result, we may or may not get adopters to trade these Bloomberg Products which could lead to lower than anticipated revenues generated by these products. It takes time to compete with an established product and gain market share in a competing product and the amount of time it may take to gain market share cannot be reasonably estimated.
If one or more of the index providers from which we have licenses or service providers with respect to proprietary products fail to maintain the quality and integrity of their indexes or fail to perform under our agreements with them, or if customer preferences change, or if we fail to maintain the quality and integrity of our proprietary indexes or fail to perform under our license or service provider agreements, revenues we generate from trading in these proprietary products or the calculation and dissemination of index values may suffer.
We entered into the Bloomberg License Agreement with Bloomberg to develop a suite of proprietary products, including index futures, options on futures, and cash index options, based on Bloomberg’s portfolio of indexes. Pursuant to the Bloomberg License Agreement and related schedules, we are authorized to list certain products based on Bloomberg’s indexes. The quality and integrity of each of these indexes are dependent on the ability of the index providers, including us, to properly maintain the indices, including by means of the calculation and rebalancing of the index, and calculating final settlement prices for products based on the indexes, and are dependent on the index providers for a number of things, including providing index data.
We also rely on index providers to enforce intellectual property rights against unlicensed uses of the indexes and uses of the indexes that infringe on our licenses. Furthermore, some of our agreements concerning our proprietary products provide for the parties to those agreements to provide important services to us. If we or any of our index providers are unable to maintain the quality and integrity of their indexes, or if any of the index providers or service providers, or we, fail to perform our obligations under these agreements, trading in these products, and therefore transaction fees we receive, may be adversely affected or we may not receive the financial benefits of the agreements that we negotiated.
We are dependent on the members of our senior management team and other key personnel.
We are highly dependent upon our Chairman and Chief Executive Officer, Thomas P. Gallagher, our Executive Vice President and Chief Information Officer, Douglas M. Schafer, Jr., our Executive Vice President, General Counsel and Corporate Secretary, Barbara J. Comly, our Executive Vice President and Chief Financial Officer, Lance Emmons and our Executive Vice President, Chief Strategy Officer, Shelly Brown. Each of these individuals’ talents and leadership have been, and continue to be, critical to our success. The diminution or loss of the services of any one of these individuals for any reason, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business and financial condition.

Our success also depends largely on the efforts and abilities of the other key members of our senior management team. A number of these individuals have worked together closely since MIH’s inception in 2007.
Several members of our senior management team are subject to employment agreements. The agreements for Mr. Gallagher and Ms. Comly each have a term through December 31, 2028. The agreements for Mr. Emmons and Mr. Brown each have terms through December 31, 2026. The agreement for Mr. Schafer has a current term through June 30, 2026. Notwithstanding the foregoing, an employment agreement and the corresponding employment relationship between us and our senior management may be terminated at any time by either party with or without cause. Accordingly, it is possible that one or more members of our senior management team could resign, including to work elsewhere. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business.
We are also dependent on the efforts of our team of technology professionals, many of whom have been with us for several years, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in our industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.
The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving our management team and key employees could hinder our strategic planning and execution.
We are dependent on highly skilled employees with experience in our industry and a failure to attract and retain highly skilled employees could adversely affect our business, financial condition and our future growth.
Our business is also dependent on highly skilled employees who provide specialized services to our members and oversee our technology and compliance functions. The competition in the technology industry for qualified employees is intense and many of these employees with extensive knowledge and experience in highly technical and complex areas of the technology industry, including the options, equities and futures trading and clearing industry, “big data” and other technology firms are difficult to attract and retain. Because of the complexity and risks associated with our business and the specialized knowledge required to conduct this business effectively, and because the growth in this industry has increased demand for qualified personnel, many of our employees could find employment at other well established financial technology companies if they chose to do so, particularly if we fail to provide competitive levels of compensation. We also compete for talent with large and well-known technology companies outside of the financial services industry. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to implement and expand our business. In particular, failure to retain and attract qualified systems and compliance personnel could result in systems errors, technology failures or regulatory infractions. This could ultimately harm our reputation and we may incur additional costs.
Certain of our exchanges and Clearing Houses have a limited operating history, which may make it difficult to evaluate our business and prospects.
We launched our first options exchange, MIAX Options, in 2012. However, our other exchanges have shorter operating histories. MIAX Pearl Options was launched in February 2017, MIAX Emerald was launched in March 2019, MIAX Pearl Equities was launched in September 2020, MIAX Sapphire was launched in August 2024 and its trading floor launched on September 2025. MIAXdx also has a short operating history, having commenced operations in 2017.
We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries such as ours. These risks and difficulties include, but are not limited to, our ability to:
•attract and retain members;
•expand and enhance reliable and cost-effective product and service offerings to members;
•respond effectively to competitive pressures;

•diversify our sources of revenues;
•respond to regulatory changes or demands;
•maintain adequate control of our expenses;
•operate, support, expand and develop multiple operations, trading venues, technology, communications and other systems;
•manage growth in personnel and operations; and
•increase awareness of our brand or market positioning.
If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.
Financial or other problems experienced by third parties could have an adverse effect on our business.
We are exposed to credit risk from third parties, including customers, Clearing Houses and counterparties. Our customers and other third parties may default on their obligations to us due to a lack of liquidity, operational failure, bankruptcy or other reasons. We limit our exposure to credit risk by evaluating the counterparties with which we make investments and execute agreements.
With respect to orders routed to other markets for execution on behalf of our customers, we are exposed to some counterparty credit risk in the case of failure to perform on the part of our routing brokers. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or more visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to fees that are billed in arrears to customers on a monthly basis. Our customers include financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our financial position and results of operations.
We are exposed to further credit risk at the MIAX Futures clearing house and Dorman Trading primarily from the potential default or insolvency of a clearing member (in the case of MIAX Futures) or a customer (in the case of Dorman Trading). The MIAX Futures and MIAXdx clearing houses as well as Dorman Trading are exposed to the risk of insolvency of a settlement bank. Credit risk from clearing participants stems from the potential risk of non-performance by a participant to satisfy its obligations, financial or otherwise, to the clearing house. Although MIAX Futures clears a limited number of physically delivered contracts, MIAX Futures may face large credit exposures on final settlement days should a participant fail to perform on its delivery obligations. We are also exposed to liquidity risk through the MIAX Futures clearing operations and Dorman Trading in the event MIAX Futures or Dorman Trading, respectively, are unable to meet its payment obligations on time. We are not exposed to credit risk or liquidity risk from the potential default or insolvency of a clearing participant through MIAXdx clearing operations since all positions cleared by MIAXdx are fully collateralized with deposits sufficient to cover the maximum possible loss that a party or counterparty could incur upon liquidation or expiration of the contract. MIAX Futures, MIAXdx, and Dorman Trading are subject to credit and liquidity risk in the event settlement or custodial banks are unable to make payments when due, or ever.
Our exposure to credit risk may be further impacted by volatile securities markets that may affect the ability of our customers, counterparties and other third parties to satisfy their obligations to us. Moreover, we may not be successful in managing our credit risk through policies, safeguards and risk management procedures. Any losses arising from such defaults or other credit losses could materially adversely affect our financial condition and operating results.
We are also exposed to market risk, which generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Market risk, including procyclicality, is another source of risk faced by MIAX Futures and Dorman Trading.
The crypto-asset market has been characterized by significant volatility and unexpected price movements. Certain crypto-assets may become more volatile and less liquid in a very short period of time, resulting in market prices being subject to erratic and abrupt market movement, which could impact MIAXdx in the event such volatility impacts the willingness of persons to trade futures or options on these products. Also, Dorman Trading clients may also be affected by such volatility and unexpected price movements as they currently trade cash settled crypto-related futures products.
There has also been volatility and unexpected price movements in the commodities markets recently, including futures and options on futures of these products. The volatility has also impacted the U.S. wheat market, as a result of world political events, including those associated with regional conflicts, wars, weather related impacts and tariffs. Although we have not been negatively impacted by these events to date, we may be impacted by such events in the future.
Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.
Our cost structure, with the exception of cost of revenues directly tied to trading volumes and stock-based compensation, is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability will be adversely affected.
Risks Related to Owning a Clearing House
We are exposed to risks related to defaults by clearing members and liquidity risks.
There are risks inherent in operating a clearing house such as the MIAX Futures clearing house, including exposure to market and counterparty risk, liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing house, which could subject our clearing business to substantial losses. In the event that MIAXdx offers margin on cleared products in the future, it will be exposed to similar risks related to defaults by MIAX Futures clearing members. The MIAX Futures clearing house, and the MIAXdx clearing house, if and when it offers margin on cleared products in the future, are defined as the “Clearing House.”
By substituting the Clearing House as counterparty to the clearing members of the Clearing House in each transaction, the Clearing House is exposed to liquidity risks in that the Clearing House must fulfill its payment obligations as central counterparty to non-defaulting members for each daily settlement cycle. It is critical that the Clearing House perform its obligations without delay so that questions about its solvency do not arise and to comply with CFTC regulations.
In the event of a default by a clearing member, the Clearing House would apply assets pursuant to the methodology and order set forth in its rules. Under the current rules of the MIAX Futures Clearing House, MIAX Futures would first apply assets of the defaulting clearing member to satisfy its payment obligation, including excess funds, security deposits, margins and performance bonds. If the defaulting member’s assets are insufficient to cure the loss, MIAX Futures would use its own capital in the form of the dedicated clearing house reserve funds. Thereafter, the guaranty fund contributions of non-defaulting clearing members would be applied to mutually share the loss. As a last resort, the working capital reserve of MIAX Futures for such defaults would be applied to cover the loss. A clearing member may seek to end its Clearing House membership if it believes the risk associated with such membership is too great, including as a result of the types of futures products the Clearing House clears or may clear in the future. If a significant number of clearing members were to exit the Clearing House, the clearing business would be materially and adversely affected.
Although the MIAX Futures clearing house has policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in fully preventing losses after a member’s default. In addition, although we believe that we have carefully analyzed the process for setting margin rates and our financial safeguards, it is a complex process and there is no guarantee that our procedures will adequately protect us from the risks related to clearing these products. We cannot assure you these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant or multiple defaults.
The Clearing House may incur large credit exposures on final settlement days.
The Clearing House may incur large credit exposures on final settlement days, when the full principal value of transactions may be at risk. This can occur if, upon maturity, futures contracts are settled through delivery and delivery versus payment (“DVP”) is not achieved. If a commodity or underlying instrument is delivered prior to receipt of payment, the deliverer risks losing its full value. Many products traded by derivatives exchanges call for cash settlement rather than delivery, and principal risk is thereby eliminated. These cash settlements are generally handled through the same channels as other cash payments. However, certain contracts that are settled through physical delivery have resulted in quite substantial deliveries in recent years. In these cases, where a DVP mechanism is not available clearing houses have used other techniques (prepayment, third-party guarantees) to limit the size of exposures or the risk of loss.
The amounts owed by the Clearing House clearing members in any particular intraday variation cycle or (typically) end-of-day settlement cycle depend on the open positions held by those clearing members and on changes in the market value of those positions. In each settlement cycle, a given Clearing House clearing member may owe the Clearing House money or may be owed money by the Clearing House. The amount owed to the Clearing House, if any, by a single clearing member can vary quite considerably from day to day. Moreover, if multiple clearing members on the Clearing House use the same settlement bank, the total exposure to a settlement bank could far exceed the largest exposure to any single clearing member, which is currently the case at the MIAX Futures clearing house.
As a fully collateralized clearing house, MIAXdx is not currently exposed to credit exposures on settlement (or any other) days, although it could be exposed in the event it offers margin on cleared products in the future (upon CFTC approval).
Settlement bank failures could pose both credit risks and liquidity risks to the MIAX Futures and MIAXdx clearing houses.
MIAX Futures and MIAXdx use commercial settlement banks to effect daily cash settlements and, therefore, are exposed to the risk of settlement bank failures. Such failures could pose both credit risks and liquidity risks to the MIAX Futures and MIAXdx clearing houses. The size of the MIAX Futures and MIAXdx clearing houses’ credit and liquidity exposures to their settlement banks may be quite significant depending on: (1) the sums held on deposit at the settlement bank that fails; (2) the amounts owed to the MIAX Futures or MIAXdx clearing houses by clearing members or participants that utilized the settlement bank on the date of its failure; (3) the amounts owed to clearing members or participants from MIAX Futures or MIAXdx on the date of the settlement bank’s failure; (4) the timing of the settlement bank’s failure; and (5) the terms of the applicable agreements between the MIAX Futures and MIAXdx clearing houses and clearing members or participants and settlement banks.
The MIAX Futures and MIAXdx Clearing Houses may also make demand deposits with banks that are secured only to the value of FDIC insurance or other national deposit guarantee schemes, which is small, and therefore, the deposits may in significant part be lost in the event one of these banks becomes insolvent.
BSX acts as the central counterparty for the settlement of domestic market transactions and uses the services of the Butterfield Bank in Hamilton, Bermuda as its settlement bank. Should Butterfield Bank experience an operating interruption, cash settlement of BSX-executed transactions would be impacted, which could have negative reputational implications for BSX.
If a number of clearing members on MIAX Futures substantially reduce their open interest, default or withdraw as clearing members, the concentration of risks within the MIAX Futures clearing house will be spread among a smaller pool of clearing members, which would make it more difficult to absorb and manage risk in the event of another clearing member’s default.
Clearing members in MIAX Futures have provided margin and security deposits with an aggregate balance of $86.2 million in cash and $221.9 million in U.S. Treasury bills as of September 30, 2025. MIAX Futures has an obligation to return margin and security deposit contributions to clearing members to the extent that the relevant member’s risk based on its open contracts to the clearing house is reduced. If a number of clearing members substantially reduce their open interest, default or withdraw, the concentration of risks within the MIAX Futures clearing house will be spread among a smaller pool of clearing members, which would make it more difficult to absorb and manage risk in the event of a further clearing member’s default.
The MIAX Futures clearing house seeks to offer customers, intermediaries and clearing members universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities by the MIAX Futures clearing house. Clearing members from some of the larger clearing houses have expressed the view that clearing members should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises.
Some of these members, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our revenues and profits could be adversely affected.
Risks Relating to Our Ownership of MIAXdx
The business model of MIAXdx may introduce additional risks to our business.
MIAXdx operates a CFTC regulated derivatives exchange and clearing house. In July 2024, MIAXdx delisted all of its physically settled products. MIAXdx does not currently intend to offer any physically settled products in the future and is in the process of developing certain cash settled products to trade on the MIAXdx DCM and clear through the MIAXdx

DCO. We may be subject to increased financial and reputational risks if the development or launch of new products on MIAXdx are unsuccessful. Also, there can be no assurance that we will receive support from market participants, industry partners and users to develop and launch new products on MIAXdx.
MIAXdx is planning on moving away from having only direct participant access to include an intermediated FCM model, and subject to certain regulatory filings with the CFTC, providing clearing on a margined basis. These changes may place a strain on our management, personnel, operations, systems, technical performance and financial resources and may subject MIAXdx to new risks similar to those currently applicable to MIAX Futures. We cannot offer any assurance that these or any other additions or modifications will be successful or will ultimately harm to our business.
The derivatives product market, including crypto-related products and other types of contracts, including event based contracts, is highly innovative, rapidly evolving, characterized by intense competition, experimentation, frequent introductions of new products and services, and is subject to an uncertain evolving industry, regulatory requirements and challenges. We expect competition to increase in the future as existing and new competitors introduce new products or enhance existing products that may compete with any newly launched cash settled products on MIAXdx. See — “Changes to the legislative or regulatory environment may impose new or unanticipated burdens on one or more of our exchanges or Clearing Houses, which could have a material adverse effect on our business, financial condition and operating results” for more information.
Additionally, crypto-asset related product offerings are based on a highly volatile underlying asset that may experience unexpected significant price fluctuations that could have cascading effects on any crypto-related products that may be listed on MIAXdx. The crypto-assets on which any crypto-related products may be based may be highly volatile and may make crypto-related products quickly become unappealing for customers, resulting in lower volumes for these products than products that are not based on crypto-assets.
There are also risks related to MIAXdx operating with its current direct access model where participants, which may include individuals, are onboarded directly by MIAXdx, rather than connecting through an intermediary such as an FCM. These risks include risks related to having to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) requirements as well as risks related to deposits previously made to the MIAXdx clearing house via the Automated Clearing House network (“ACH”) (if any).
The operation of the MIAXdx derivatives exchange and clearing house is subject to potential technical, legal and regulatory constraints. Any problems that we encounter with the operation of the MIAXdx systems, including technical, legal and regulatory problems, could negatively impact our business.
The past, current and future operation of MIAXdx may increase our regulatory costs and risks.
The MIAXdx DCO and clearing house are regulated by the CFTC. The regulatory and legislative framework is unsettled with respect to many forms of crypto-assets, which means that federal or state regulators or legislators may in the future curtail or prohibit transactions involving certain crypto-assets. In light of events in the crypto-asset environment, including the FTX bankruptcy, federal and state regulators and legislators are increasingly focused on taking regulatory or legislative actions that may increase our compliance costs and/or subject us to additional regulations and laws regarding custody or facilitating the trading of crypto-based products, which may have a material adverse effect on the MIAXdx business. MIAXdx is also subject to federal and state anti-money laundering and counter-terrorism financing laws and regulations. See “— Risks Related to Legal and Regulatory Matters.” There may be regulatory hurdles to launching new derivatives products, and if we fail to obtain any required regulatory approvals associated with a new product offering, such failure may result in delays or restrictions on our ability to benefit fully from these offerings or may expose us to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition.
MIAXdx has responded to certain requests for information and documents from the CFTC’s Division of Enforcement and may come under additional regulatory scrutiny, requests or investigations in the future. The requests related to activities prior to our acquisition of MIAXdx, and included activities during the prior ownership of MIAXdx by FTX. We cannot predict the outcome of these requests. Any requests, inquiries, investigations or proceedings could result in substantial costs, sanctions, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results.
We are exposed to risks related to loss or theft of crypto-assets delivered as collateral to MIAXdx by its participants.

There are risks inherent in operating a clearing house such as the MIAXdx clearing house, including risks associated with custody of the crypto-assets provided by participants to the MIAXdx clearing house that remain in the custody of MIAXdx, which could subject the MIAXdx clearing house to substantial losses.
Although MIH and MIAXdx have insurance policies to cover certain of these events as described below, there is no guarantee that the insurance policies will adequately protect us from the risks related to custody of crypto-assets. There is no assurance that the insurance policies described below, or other safeguards, will adequately protect us from the risks related to custody of crypto-assets in the event of loss or theft of collateral or that we will not be materially and adversely affected in the event of a significant or multiple events of loss or theft of crypto-assets delivered to MIAXdx as collateral. See — “Crypto-asset custodial solutions and related technology, including the MIAXdx custodial arrangements and any custodial arrangement for the BSX Pyth tokens, are subject to risks related to a loss in the event of theft of digital assets, security and cybersecurity risks, system failures and other operational issues which in the case of BSX could result in the loss of the Pyth tokens.”
The current and future operation of MIAXdx may increase our cybersecurity costs and risks.
In addition to risks related to crypto-assets described above, we also face risk to the extent actual or perceived cybersecurity attacks and/or successful intrusions are directed at MIAXdx or other entities that transmit or provide functionality regarding the trading of crypto-assets or crypto-related products. Such an event could lead to a general loss of confidence in crypto-assets, crypto-related products based on crypto-assets, or the efficacy of security measures to protect crypto-assets or crypto-related products. Cyberattacks on entities transacting in crypto-assets and crypto-related products are sophisticated and increasing in frequency. These attacks may be difficult to detect and may occur on the MIAXdx system or the systems of third party vendors utilized by MIAXdx.
Actual cyberattacks or security breaches on the MIAXdx markets, clearing house or third party vendors that service MIAXdx could adversely affect the MIAXdx business by resulting in improper disclosure of confidential personal information and/or the unavailability of the systems that facilitate transacting in the MIAXdx products.
Actual or perceived cyberattacks or security breaches could lead to substantial losses to MIAXdx, significant harm to its reputation and additional regulatory scrutiny or examinations, which could cause us to incur significant remediation costs or fines. It could also reduce customer confidence in the resiliency of the MIAXdx markets or clearing house and result in civil penalties to be paid by MIAXdx to customers or third parties affected by any cyberattack or security breach.
Risks Related to Crypto-Asset Custodial Arrangements
Crypto-asset custodial solutions and related technology, including the MIAXdx custodial arrangements and any custodial arrangement for the BSX Pyth tokens, are subject to risks related to a loss in the event of theft of digital assets, security and cybersecurity risks, system failures and other operational issues which in the case of BSX could result in the loss of the Pyth tokens.
The secure storage and transmission of crypto-assets over networks is a critical element of crypto-asset custody. MIAXdx no longer lists physically settled crypto-based contracts but currently retains custody of certain crypto assets until the customers of MIAXdx complete their withdrawals. There are risks inherent in operating a clearing house such as the MIAXdx clearing house, including risks associated with custody of the crypto-assets provided by participants to the MIAXdx clearing house, which could subject the MIAXdx Clearing House to substantial losses.
MIAXdx has instructed its participants to withdraw any crypto-asset deposits from the MIAXdx wallets. As of September 30, 2025, MIAXdx had custody of approximately $9.8 million worth of customer digital assets.
MIAXdx uses a combination of wallets to store crypto-assets of its participants, including wallets: (i) with private keys stored offline on device(s) that are not connected to the internet (“cold wallets”); (ii) with private keys held primarily online that accept deposits automatically but require human involvement to initiate sweeps to hot wallets or cold wallets, which are the only permitted withdrawals (“warm wallets”); and (iii) with private keys held primarily online but require human involvement to complete withdrawals (“hot wallets”). Hot wallets may accept deposits automatically. Crypto-assets held in cold wallets, warm wallets, and hot wallets are subject to the risk of theft and, in the case of warm wallets and hot wallets, networked cybersecurity attacks.
The BSX Pyth tokens are held in a direct custody platform via a warm wallet requiring human involvement to authorize a transaction. BSX has control of its private keys and at no point does the direct custody platform provider have key shares sufficient to unilaterally sign a transaction without BSX’s initiation and signature. BSX has also engaged a vendor to provide disaster recovery for BSX’s private keys in the event such keys are lost or otherwise inaccessible through natural disaster or cyberattack.
Hot wallets and warm wallets are more vulnerable to security threats, such as hacking and phishing attacks, since they are constantly connected to the internet. If a hacker gains access to a hot wallet, they can steal the crypto-assets stored therein. Cold wallets are the most secure type of wallet since they are not connected to the internet.
To mitigate risks related to the storage and transmission of crypto-assets, MIAXdx uses a third-party custodian, BitGo Trust Company, Inc. (“BitGo Trust”) to maintain custody of the portion of the participant’s crypto-assets that are stored in cold wallets. MIAXdx utilizes BitGo Inc. (“BitGo”) and other vendors for added security in its operation of hot wallets and warm wallets.
MIAXdx uses the above-described wallets to manage the crypto-asset withdrawals of its participants. Those participant crypto-assets are separately accounted for and segregated from MIAXdx’s proprietary funds. Moreover, MIAXdx tracks each of its participant’s crypto-asset balance using an internal ledger.
BitGo Trust maintains a $250 million insurance policy which applies to all BitGo Trust balances (not just MIAXdx customer balances) that insures against loss, theft, and misuse of crypto-assets in cold wallets (provided BitGo Trust holds all private keys). In addition to the BitGo Trust insurance policy, MIAXdx maintains excess specie coverage on top of the BitGo Trust insurance policy for cold wallet BitGo Trust balances of MIAXdx customers. The excess declared customer limit applicable to MIAXdx as a dedicated loss payee is $10 million. This excess coverage would apply to MIAXdx participant balances in BitGo Trust cold wallets if the $250 million were exhausted following a loss.
To mitigate risks associated with hot wallets and warm wallets, MIH maintains a primary crime insurance policy in the amount of $5 million for crypto-assets for all its entities. MIAXdx sweeps crypto-assets in hot wallets and warm wallets if they exceed the total amount of the primary crime insurance policy into BitGo Trust cold wallets at least once per business day. The primary crime insurance policy covers some, but not all, instances of theft, loss (on premises and in transit), and third-party computer and funds transfer fraud for funds stored in multi-signature hot wallets and warm wallets. Until such time in the day that MIAXdx sweeps crypto-assets in warm wallets or hot wallets that exceed the total amount of the primary crime insurance policy into cold wallets, the crypto-assets in the warm wallets or hot wallets that exceed the total amount of the primary crime insurance policy are uninsured.
While MIAXdx, BitGo and BitGo Trust maintain cybersecurity policies and procedures, these may not be adequate to avoid the potential losses caused by security breaches, and MIAXdx, BitGo and BitGo Trust may lose crypto-assets without any recourse. While MIH and MIAXdx maintain insurance against loss in the amounts described above, unlike bank or security accounts, there is no public insurer, such as the Securities Investor Protection Corporation or the FDIC, to offer recourse to MIAXdx or to any participant for misappropriated crypto-assets. In addition, the crypto-asset custodian selected by MIAXdx may become insolvent or suffer from any of the custody risks described in this prospectus, causing MIAXdx to lose all or a portion of the crypto-assets held by it.
The theft, loss, or destruction of private keys required to access any crypto-assets held in custody for the account of MIAXdx or for customers of MIAXdx or by BSX may be irreversible. If MIAXdx is unable to access its private keys or if it experiences a hack or other data loss relating to its ability to access any crypto-assets, it could cause regulatory scrutiny, reputational harm, and other losses. If BSX is unable to access its private keys for Pyth tokens or if it experiences a hack or other data loss relating to its ability to access the Pyth tokens, it could suffer loss of such tokens and related value.
Crypto-assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto-assets are held. Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.
While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto-assets held in such a wallet. MIAXdx maintains backup copies of its private keys in multiple separate locations and MIAXdx has several layers of cybersecurity defense in place to protect its wallets.
To the extent that any of the private keys relating to the MIAXdx wallets or any wallets of BSX related to Pyth tokens containing crypto-assets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, MIAXdx and BSX will respectively be unable to access the crypto-assets held in the related wallet.

Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store crypto-assets of the customers of MIAXdx could adversely affect the ability of the customers of MIAXdx to access their crypto-assets, potentially require MIAXdx to reimburse these customers for their losses, and subject MIAXdx to financial losses in addition to losing customer trust in MIAXdx and its products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt the MIAXdx brand and reputation, result in losses, and adversely impact the MIAXdx business.
There is legal uncertainty regarding crypto-asset custodial arrangements.
MIAXdx takes several steps to isolate the crypto-assets held for customers from its own crypto-assets and to structure customer accounts in a way that reinforces customer ownership of crypto-assets. A failure of MIAXdx’s policies and procedures regarding the separation of customer crypto-assets could subject MIAXdx to regulatory scrutiny and could adversely affect MIAXdx’s crypto-asset business.
The safeguarding of crypto-assets involves unique risks and uncertainties not present in arrangements to safeguard non-crypto-assets. While other types of assets held in a similarly-segregated manner have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet considered the appropriate treatment of custodial holdings of crypto-assets, and any such determination may be highly fact-specific. Despite MIAXdx’s efforts, through contractual terms and account set up, to structure customer accounts and wallets in a manner that reinforces customer ownership of the crypto-assets, there can be no assurance that courts will not consider such crypto-assets as part of MIAXdx’s or a MIAXdx custodian’s bankruptcy estate. In that event, crypto-assets that MIAXdx or its custodian holds on behalf of MIAXdx customers may become subject to the bankruptcy proceedings, and such customers could be treated as general unsecured creditors. Moreover, even if crypto-assets ultimately are not treated as part of MIAXdx’s or MIAXdx custodian’s bankruptcy estate, the lack of precedent and the fact-dependent nature of the determination could delay the return of such crypto-assets to customers or result in the return of all or a portion of the cash value of the crypto-assets rather than the crypto-assets themselves. As a result of these and other risks, crypto-assets may be riskier and less attractive than other assets, which could reduce demand for MIAXdx’s crypto-related products and could adversely affect the MIAXdx business.
Risks Related to Owning an FCM
Dorman Trading is subject to margin funding requirements on short notice.
The Dorman Trading business involves establishing and carrying open positions for clients on futures exchanges. Dorman Trading is a clearing FCM on several futures exchanges and as such is required to post and maintain margin or credit support for the positions of clients on these futures exchanges. Although Dorman Trading collects margin or other deposits from its clients for these positions, adverse price movements can occur which will require Dorman Trading to post margin or other deposits with clearing houses on short notice, whether or not it is able to collect additional margin or credit support from its clients. Dorman Trading has in place procedures for collecting margin and other deposits from clients on a same-day basis; however, there can be no assurance that these procedures will provide Dorman Trading with sufficient funds to satisfy any additional margin or credit support it may be required to post in the event of severe adverse price movements affecting the open positions of its clients. Generally, if a client is unable to meet its margin call, Dorman Trading may liquidate the client’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to Dorman Trading or that liquidation will be feasible, given market conditions, size of the account and tenor of the positions.
Dorman Trading is exposed to counterparty credit risk whereby the failure by persons with whom it does business to meet their financial obligations could adversely affect the business, financial condition and results of operations of Dorman Trading.
Dorman Trading is exposed to the risk that its counterparties fail to meet their obligations to it or to other parties, resulting in financial loss to Dorman Trading. These risks include:
•failure by clients and counterparties to fulfill contractual obligations and honor commitments to Dorman Trading;
•failure by clients to deposit additional collateral for their margin requirements during periods of price movement;
•failure by clients to meet their margin obligations;
•failure by banks to adequately discharge their obligations to Dorman Trading on a timely basis or remain solvent; and

•default by clearing members in the clearing houses of which Dorman Trading is a member which could cause Dorman Trading to absorb shortfalls pro rata with other clearing members.
These and similar events could materially affect the business, financial condition and results of operations of Dorman Trading. While Dorman Trading has policies, procedures and controls in place to identify and manage its credit risk, there can be no assurance that they will effectively mitigate the credit risk exposure of Dorman Trading. If Dorman Trading’s policies, procedures and automated controls fail, its business, financial condition and results of operations may be adversely affected.
Dorman Trading is subject to risk of default by financial institutions that hold its funds and its customers’ funds.
Dorman Trading deposits its own funds and its customers’ funds with banks and other financial institutions, including other FCMs under omnibus arrangements to effect daily cash settlements and, therefore, is exposed to the risks of settlement bank failures. Such failures could pose both credit risks and liquidity risks to Dorman Trading. In the event of the insolvency of one of these financial institutions, Dorman Trading might not be able to fully recover the assets it has deposited since, in certain cases, it will be among the institution’s unsecured creditors. Dorman Trading may also make demand deposits with banks that are secured only to the value of FDIC insurance or other national deposit guarantee coverage, which is small, and therefore, the deposits may in significant part be lost in the event one of these banks becomes insolvent. As a result, Dorman Trading’s business, financial condition and results of operations could be materially adversely affected by the loss of these funds.
Dorman Trading relies on relationships with introducing brokers for obtaining some of its clients and its business could be harmed by failure to maintain relationships with these introducing brokers and Dorman Trading’s business or reputation could be harmed by such introducing broker misconduct or errors.
Dorman Trading has relationships with introducing brokers who solicit clients for their execution services. Those introducing brokers work to establish execution and/or clearing accounts with Dorman Trading for those new client relationships, but generally serve as the primary relationship and customer service point for those clients. Dorman Trading’s failure to maintain its relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships could result in a loss of revenues, which would adversely affect Dorman Trading’s business.
In addition, Dorman Trading may be held responsible by regulators or third parties for any improper conduct by its introducing brokers, even though Dorman Trading does not control their activities. This may be the case even when the introducing brokers are separately regulated. Many of the introducing brokers of Dorman Trading operate websites, which they use to advertise Dorman Trading services or direct customers to Dorman Trading, and there may be statements on such websites in relation to services of Dorman Trading that may not be accurate and may not comply with applicable rules and regulations. Any disciplinary action taken against Dorman Trading relating to the activities of its introducing brokers, or directly against any of the introducing brokers of Dorman Trading, could have a material adverse effect on the reputation of Dorman Trading, damage the Dorman Trading brand name and adversely affect the business, financial condition and operating results of Dorman Trading.
Dorman Trading’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could harm its business.
Dorman Trading’s risk management policies and procedures may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Dorman Trading’s risk management policies and procedures rely on a combination of technology and human controls and supervision by Dorman Trading employees that are subject to error and failure. Some of its methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In addition, Dorman Trading’s risk management policies and procedures also may not adequately prevent losses due to technical errors if Dorman Trading’s testing and quality control practices are not effective in preventing software or hardware failures. To the extent that Dorman Trading elects to adjust its risk management policies and procedures to allow for an increase in risk tolerance, Dorman Trading will be exposed to the risk of greater losses. Even if Dorman Trading’s risk management procedures are effective in mitigating known risks, new unanticipated risks may arise and it may not be protected against significant financial loss stemming from these unanticipated risks.
Risks Related to Our Growth Strategy

We may not be successful in offering new services or product offerings, including the Bloomberg Products or other proprietary products.
We have spent and may continue to spend substantial time and money developing new services and product offerings and improving current product or service offerings.
We anticipate launching several new products in the future, such as additional agricultural futures products and financial futures products, including the Bloomberg Products, on the MIAX Futures Onyx trading platform. We may also launch event based contracts and crypto-related cash settled products, including cash settled futures contracts on Bitcoin and Ether and options contracts on Bitcoin and Ether, on one or both of the Futures Exchanges which are regulated by the CFTC. The launch of products on a Futures Exchange will be subject to such Futures Exchange making the necessary rule filings with the CFTC and products launched on the MIAX Exchange will be subject to the MIAX Exchange making the necessary rule filings with the SEC.
We cannot currently predict the timing for the launch of new business initiatives or products and any unexpected difficulty we encounter in implementing the new business initiative or products could result in a delay. The timing of the launch of new products and services will also be subject to market conditions, customer interest and other factors including Company resources. In addition, we expect that certain new products offered on MIAXdx may not be successful until margin is available.
If our future product launches are not successful, we may miss a potential market opportunity and not be able to recover the costs of such initiatives. Delays in obtaining any required regulatory approval associated with new product offerings or changes in the margin availability for MIAXdx may also delay or limit our ability to benefit fully from these offerings. Further, we have entered into and may seek in the future to enter into or increase our presence in markets that already have established competitors who may enjoy the protection of high barriers to entry, among other advantages.
We will need to invest in our operations to maintain and grow our business and to integrate acquisitions, and we may need additional funds, which may not be readily available.
We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds and cash on hand if the capital and credit markets experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit in the future could have an adverse effect on our ability to obtain new financings, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies, pay dividends, repurchase our stock or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.
Additionally, we will need to continue to invest in our operations for the foreseeable future to integrate acquired businesses and to fund new initiatives. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include entering into new financing arrangements, or diverting investments in new service or products or passing on opportunities that we find to be attractive investments, which may slow our growth initiatives.
Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring debt, we may become subject to restrictive covenants.
Our failure to manage the growth of our business could harm us.
We have experienced significant growth in our business since our inception in 2007. We launched our first options exchange, MIAX Options, in 2012. MIAX Pearl was launched in February 2017, MIAX Emerald was launched in March 2019 and MIAX Pearl Equities was launched in September 2020. We completed the acquisitions of BSX and MIAX Futures in December 2020, Dorman Trading in October 2022 and MIAXdx in May 2023. We launched our fourth electronic U.S. equity options exchange, MIAX Sapphire, a Taker-Maker exchange, on August 12, 2024 and a trading floor in Miami, Florida in September 2025. We completed the acquisition of TISE in June 2025. While the MIAX Exchange Group’s overall market share has increased since the launch of MIAX Options, there is no guarantee this will continue in the future.
We may need to expand and adapt our operational infrastructure and increase the number of our personnel to pursue growth opportunities. Our exchange business relies on our exchange technology and other operational and financial reporting and control systems. To effectively manage our growth, we will need to continue to upgrade and improve the exchange technology and other operational and financial systems, procedures and controls. In particular, as our exchange technology grows, any failure of our exchange technology to accommodate the increasing number of transactions, order flow and new products could adversely affect our business and ability to collect revenue.
The MIAXdx DCO and DCM operate on proprietary technology. We may need to modify the MIAXdx technology and clearing systems to support new products and functionality, including moving to an intermediated market model.
These new systems, upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and technology in a timely manner to accommodate our growth, we may not be able to offer our proposed new products and our business may be adversely affected.
We launched MIAX Futures Onyx in June 2025 with the Minneapolis Hard Red Spring Wheat futures contracts. We plan to launch support for the trading of financial futures on MIAX Futures using MIAX Futures Onyx with a target date of February 22, 2026. The first financial futures products to be made available on MIAX Futures Onyx include futures on the B500 Index and B100Q Index, subject to the submission of certain rule filings to the CFTC. It may take some time for additional market participants to connect to the new trading system for futures contracts and financial futures, once available. If participants are unable or unwilling to connect to the new trading systems our business and market liquidity may be adversely affected. We have offered financial incentives to liquidity providers who connect to MIAX Futures Onyx and we may continue to offer such incentives once we support financial futures, which could reduce our revenue and adversely affect our financial condition.
If we are unable to launch the trading of financial futures through MIAX Futures Onyx as planned, we will not be able to offer the products described herein in the first quarter of 2026 and our futures business may be adversely affected. Moreover, we will not be able to list futures on the B500 Index and B100Q Index as well as any other financial futures until MIAX Futures Onyx is able to support these products.
Our business plan contemplates the addition of new product and service offerings by Dorman Trading which may not be successful. If we need to provide a material amount of additional capital to Dorman Trading to develop business opportunities, such funds expended by us could negatively affect the introduction of new products in our other lines of business which could result in slower overall growth in our business.
We intend to opportunistically pursue potential acquisitions and strategic alliances; these types of transactions involve risks and we may not be successful in growing our business through acquisitions or strategic alliances. Any such transactions may not produce the results we anticipate, which could materially adversely affect our business, financial condition and operating results.
As part of our growth strategy, we intend to continue evaluating potential acquisition opportunities and strategic alliances. Any such transaction may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing partnerships in our industry, which may adversely affect our ability to find acquisition candidates or strategic partners that fit our growth strategy and our investment parameters. These transactions, including our acquisitions of BSX, MIAX Futures, Dorman Trading, MIAXdx and TISEG, involve numerous risks, including, among others:
•failure to achieve financial or operating objectives;
•failure to successfully and timely integrate any operations, products, services or technology we may acquire or combine with in a strategic alliance;
•diversion of management’s and other key personnel’s attention;
•failure to obtain necessary regulatory or other approvals; and
•potential loss of customers or personnel.
Our continued growth may require increased investment by us in technology, facilities, personnel, and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes, which may be more extensive and broader in scope than those we have historically required. We may not be successful in identifying or implementing all of the processes that are necessary. Further, unless our growth results in an increase in our revenues that is proportionally greater than or equal to the increase in our costs associated with this growth, our business, financial condition and operating results may be materially adversely affected.
Failure to successfully manage any acquisition or strategic alliance we may make in the future could adversely affect our growth strategy and our future profitability. Furthermore, future acquisitions or strategic alliances may require significant resources and may result in significant unanticipated losses, costs or liabilities.
We may fail to realize the anticipated cost savings, growth opportunities, synergies and other benefits anticipated from mergers and acquisitions or strategic alliance transactions.
Integration of companies is complex and time consuming, and requires substantial resources and effort. For any merger or acquisition we engage in, we will have to successfully combine the businesses in a manner that permits expected cost savings and synergies to be realized. The integration process and other disruptions resulting from mergers or acquisitions may also disrupt each company’s business or cause inconsistencies in standards, controls, procedures and policies that could adversely affect our relationships with market participants, employees, regulators and others with whom we or the target entity has business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. In addition, difficulties in integrating the businesses or any negative impact on the regulatory functions of any of our companies could harm the reputation of the companies. We may not successfully achieve our integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, which could negatively impact our results of operations or financial condition.
Developing and launching regulated products in the digital asset and event based contract markets are highly competitive and may expose us to additional risks.
In addition to other types of products, we may seek to develop and launch futures, options on futures and/or swaps based on crypto-assets or other digital asset products, as well as event based contracts, on one or both Futures Exchanges. There can be no assurances that we would be successful in developing and launching such products if we decide to expand in this market or that we will be able to secure or maintain the necessary regulatory approvals; receive support from market participants, industry partners and users to develop and launch products as planned; or realize the expected return on our investment.
We do not intend to launch any crypto-related products or services in the near future on our national securities exchanges which are regulated by the SEC (MIAX, MIAX Pearl, MIAX Emerald, MIAX Sapphire), other than crypto-related ETFs and options on ETFs that are approved by the SEC. Subject to applicable rule and/or product filings with the CFTC, one or both Futures Exchanges may launch new or additional crypto-related cash settled products. The CFTC considers Bitcoin a commodity, and as such, exchange-traded derivatives involving Bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. We may list and clear additional cash settled futures and/or options on Bitcoin on one or both Futures Exchanges. We currently list Bitcoin Range Binary Options (“BTCRB Options”) on MIAXdx. BTCRB Options are fully-collateralized, cash-settled binary options on Bitcoin that expire each trading hour and are settled to the dxFeed Bitcoin Reference Index.
Other DCMs already list crypto-based products (such as CME Group Inc., Bitnomial Exchange and Coinbase Derivatives, LLC) and event based contracts (such as CME Group Inc., North American Derivatives Exchange, Inc. and KalshiEX LLC), and we expect additional DCMs to list competing products in the future as well. Accordingly, many competitors offering trading in the same product may make it difficult for us to achieve success with our products. Our competitors may have greater resources and more experience in this market than we have and there can be no assurance that we will have the financial and operational resources necessary to launch crypto-based products and event based contracts and successfully compete with our competitors.
Our success will depend on our ability to develop and launch new product and service offerings, our customer base and our technology. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices.
Risks Related to our Technology
We may not be able to keep up with rapid technological changes affecting our industry.
Our industry is characterized by rapidly changing technology, evolving industry standards and regulations, changes in use and user requirements and preferences, and frequent product and service introductions embodying new technologies.

Our failure to anticipate or respond adequately to these changes or any significant delays in product development efforts, including delays in the launch of our proprietary products, could have a material adverse effect on our business. Remaining competitive in a rapidly changing industry depends upon our being able to attract and retain a highly-skilled technology staff and our ability to invest the financial resources necessary to keep our systems up to date. If we fail to do so, our systems could become less competitive, resulting in decreased trading volumes, which would have a material adverse effect on our business, financial condition and operating results.
If we experience significant or recurring systems failures or capacity constraints, our reputation may be harmed and we may experience a loss of business.
Our business is dependent on our ability to process, execute and monitor, in an efficient and uninterrupted manner, a large number of transactions, which occur at high volumes and frequencies across multiple systems, and our ability to access key business data, financial information, order processing and invoicing. We rely on the capacity, reliability and security of our information technology, communication network and other business systems and software supporting our operations. Our systems, or those of our third-party providers, including cloud providers, may fail or be shut down or may operate slowly due to capacity constraints, resulting in one or more of the following:
•unanticipated disruptions in service to our customers;
•slower response times and delays in our users’ trade execution, clearing and processing;
•failed settlement of trades;
•incomplete or inaccurate accounting, recording or processing of trades;
•distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity;
•financial losses;
•security breaches;
•litigation or other user claims;
•loss of users; or
•regulatory sanctions.
If any of these events occur, our business, financial condition and results of operations could be materially adversely affected.
While we have programs in place to identify and minimize our exposure to vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners, we cannot guarantee that such events will not occur in the future. Our markets have experienced occasional system failures in the past and could experience future systems failures. Such events may undermine users’ confidence in our products and services, or otherwise negatively affect our business.
Our continued growth will require significant investments in technology. If we are unable to increase the capacity and capabilities of our systems, or implement the financial futures trading system at MIAX Futures our business could be materially adversely affected.
If we cannot upgrade, replace or expand our systems as may be needed from time to time, or if our systems otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services as well as disruption in the trading or clearing of existing products.
MIAXdx currently operates its own trading and clearing systems. We may need to modify the MIAXdx technology and clearing systems to support new products and functionality, including moving to an intermediated market model.
Any system issue that causes an interruption in services, decreases the responsiveness of our services or otherwise affects our services or products may result in damage to our reputation and a loss of business.
We will need to continue to make significant investments in hardware, software and telecommunications infrastructure to accommodate additional asset classes and new proprietary classes, increased trading and clearing activity as our business grows. If we are unable to develop these new systems on a timely basis, or increase the capacity and capabilities of our systems to accommodate increasing trading and clearing activity, our ability to maintain or expand our businesses could be materially adversely affected.
The technology upon which we rely, including technology provided by third parties, may be vulnerable to security risks, cybersecurity risks, operational disruptions, and other risks and events that could harm our business.
The secure and reliable operation of our technology, including our computer systems and communications networks, and those of our service providers and market participants, is critical to our business. Our technology, our people, our third-party service providers and our users may be vulnerable to targeted attacks, such as “phishing” attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, “ransom” attacks, firewall or encryption failures or other security risks. The financial services industry has been the target of criminal groups, political activist groups and nation-state actors, and our role as a financial services provider may place us at greater risk than other public companies for a cyberattack or other information security threats. While we have not experienced cyberattacks that are individually, or in the aggregate, material, we have experienced cyber incidents of varying degrees in the past. Our usage of cloud technologies may increase our risk for a cyberattack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Outside parties may attempt to fraudulently induce employees, or users, to disclose sensitive information in order to gain access to our technology systems and data, or our users’ data.
We maintain policies, procedures and controls designed to protect the confidentiality, integrity, availability and reliability of our exchange trading and clearing systems, networks and information more broadly, and to guard against cybersecurity incidents and unauthorized access. These policies, procedures and controls are subject to periodic monitoring, auditing, and evaluation practices, pursuant to our enterprise risk management program. Our employees must also participate in cybersecurity and data privacy training programs, which include simulations and response readiness tests. Independent third-party cybersecurity penetration assessments are also routinely performed. These safeguards and measures may nevertheless prove insufficient to prevent cybersecurity incidents, subjecting us to potential liability and damages, loss of business, penalties, unfavorable publicity, damage to our reputation, and increased scrutiny from our regulators, all of which could materially affect our business.
Although we have insurance for some of our exchanges and clearing houses and limitations of liability under the rules of our exchanges and clearing houses against some cyber and privacy risks and attacks, we may be subject to litigation and financial losses that exceed these policies or exchange and clearing house rules limits or are not covered under any of our insurance policies or such exchange rules limitations. We may be required to expend significant resources in the event of any real or threatened breaches in security or system failures, including to protect against threatened breaches, to alleviate damage caused by an actual breach, and to address any reputational harm or litigation or regulatory liability. Security breaches could result in the loss of market participants, declines in trading volume, and could negatively impact our competitive position and our business, financial condition and operating results.
We are also subject to laws and regulations regarding data protection and data security as well as oversight by the SEC, the CFTC, the BMA and the GFSC as to our cybersecurity practices. As cyber threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could have an adverse effect on our business, financial condition and operating results.
Our role in the global financial system positions us at a greater risk for cyberattacks, cyberterrorism and other cybersecurity risks.
The cybersecurity threat landscape remains a macro concern for most organizations, and particularly those associated with the U.S. financial infrastructure. We may be more likely than other companies to be a target of cyberattacks and other cybersecurity risks due to our role in the global financial services industry and the high-profile nature of many of our businesses that deliver critical services to a broad range of financial market participants. Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our customers unable or reluctant to use our electronic platforms or other products and services.
It is impossible to precisely predict the likelihood or impact of any cyberattack on the securities industry generally, or on our business. In the event of a cyberattack or a threat of a cyberattack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Any of these events could adversely affect our business, financial condition and operating results.

We depend on third-party providers for key components and services that are important to our business. An interruption or cessation of such components or services by any third party could have a material adverse effect on our business.
We depend on a number of third-party providers, such as banks, telephone companies, internet service providers, data processors, cloud hosting providers, data center providers, and software and hardware vendors, for aspects of our trading, clearing and other systems, surveillance systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. Some of these providers rely on third parties for key services, such as Amazon Web Services, Google Cloud and Microsoft Azure.
We also depend on third-party providers with whom we have contracted for key exchange components and services, like clearing organizations such as the OCC, the Depository Trust & Clearing Corporation (“DTCC”), routing broker-dealers, processors of market information such as UTP, CTA and OPRA, Amazon Web Services for the MIAXdx trading and clearing systems and other services and various vendors of communications, back-office services and networking products and services.
With respect to options traded on national securities exchanges, all contracts traded on our MIAX Exchanges must be cleared through clearing members of OCC. Should one of these clearing members or liquidity providers exit the business, withdraw from our options exchanges or impose additional market-maker financial requirements, or if market-makers were unable to transfer to another clearing member or other liquidity providers were unable to provide additional liquidity, the result could be a significant disruption to the options markets, including ours.
In addition, if OCC or DTCC were unable to perform clearing services for existing or new products, or their clearing members were unable or unwilling to clear through them, transactions could likely not occur on our markets, or there may be delays, including until clearing is moved to another clearing agency. OPRA consolidates options and UTP and the CTA consolidate equities market information, such as last sale reports and quotations. If any of them were unable to provide this information for a sustained period of time, we may be unable to offer trading on our options and equities markets.
We also rely on third-party broker-dealers for routing services in U.S. listed equity securities in certain circumstances. Specifically, these third-party broker-dealers will route an order from a customer away from our markets to another trading venue if there is insufficient liquidity on our markets to match the order. We rely on BofA Securities, Inc., FOG Equities, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and Wolverine Execution Services, LLC to route orders to other markets.
We are heavily dependent on technology for our markets and services, including our data and disaster recovery centers, some of which are housed by third parties, and certain communications and networking products and services. If any of these technologies are unavailable, and cannot be replaced in a sufficiently short time period, we may be unable to operate our markets.
In addition, we currently rely on FINRA to perform certain regulatory functions on behalf of the MIAX Exchanges pursuant to a regulatory services agreement (“RSA”) which we entered into in 2014. However, we maintain ultimate responsibility for the regulatory activities of the MIAX Exchanges.
We cannot assure you that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation or impairment of an important service by a third party or disruption of a third party’s operations could cause us to halt trading in some or all of our products or our services, make us unable to conduct other aspects of our business, cause us to experience the loss of a significant number of market participants or cause us to experience a significant reduction in trading activity on our options, equities and futures markets, each of which could have a material adverse effect on our business, financial condition and operating results.
Our use of open source software code may subject our software to general release or require us to re-engineer our software, which could harm our business.
Our technology platform contains software licensed to us by third-party authors under “open source” licenses. Although we assess the risk posed by open source software prior to using it in connection with our products and services, use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. Open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. Although we routinely review any use of open source software for compliance with applicable open source license terms, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use the open source software. However, if we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer or discontinue use of our software or take other remedial action any or all of which could cause disruptions in, or impose significant costs on, our business.
Our products, platforms, and internal systems rely on software that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations or vulnerabilities in our systems, our business could be adversely affected.
Our products and internal systems rely on software, including software developed and maintained by third parties, which is highly technical and complex. We rely heavily on these highly technical systems for our operations, and any system failures could have an adverse effect on our reputation, business, financial condition and results of operations. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities may be difficult to detect and may only be discovered after code has been released for external or internal use. Such vulnerabilities may lead to unfavorable user experiences, delayed product introductions or an inability to provide some or all of our services to users.
Regardless of the steps taken to avoid and mitigate technological errors and risks, we cannot guarantee that technological outages will not occur. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Financial Position and Our Indebtedness
Covenant restrictions may limit our operations and impact our ability to make payments to our investors.
Debt we may incur in the future may contain covenants that restrict our activities. These may include covenants that limit our operations or impact our ability to make distributions or other payments, as well as certain other customary affirmative and negative covenants. Furthermore, our failure to comply with any debt covenants in the future could result in a default under such debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our future debt is accelerated, we may not have sufficient funds available to repay such debt. Our ability to generate the significant amount of cash needed to pay interest and principal on our future indebtedness or obtain additional financing depends on many factors beyond our control.
Our ability to make scheduled payments on, or to refinance our obligations under, any future indebtedness will depend on the financial and operating performance of our subsidiaries, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund future debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on favorable terms or at all.

We may need to raise additional funds in the future to fund our operations and growth, including to support our acquisition strategy. Any required additional financing may not be available on terms acceptable to us, or at all.
As a result, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional debt or equity financing as needed in the future, on favorable terms or at all, may be limited, which could adversely affect our business, financial condition, and results of operations. If we are able to raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those new financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. Higher interest rates could increase debt service requirements on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of any such events could materially and adversely affect our business, financial condition and results of operations. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.
We have issued warrants exercisable for our securities, which if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of September 30, 2025, we had warrants outstanding which entitle the holders thereof to purchase an aggregate of 18,581,679 shares of our common stock, which include warrants to purchase up to 2,277,338 and 1,518,226 shares of common stock with an exercise price equal to $7.15 and $8.55 per share, respectively, with an expiration date of August 21, 2032, issued to affiliates of Warburg Pincus in connection with the closing of the 2029 Senior Secured Loan Agreement.
The warrants issued in connection with the 2029 Senior Secured Loan Agreement also include a cashless exercise feature, anti-dilution protection and an automatic exercise requirement immediately prior to expiration.Such warrant agreements additionally establish that, in the event that the Company issues new equity at a common equity valuation of less than $1 billion or without consideration, the Company will increase the number of warrants issued, as provided in the warrant agreements. If outstanding warrants are exercised, it will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
We may be required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of September 30, 2025, we had goodwill of approximately $64.7 million relating to our acquisitions.
For the three months ended September 30, 2025, we did not record any impairments of our goodwill, intangibles or investments. We cannot assure you that we will not experience future events that may result in these types of impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
Pyth tokens are based on a highly volatile asset, and fluctuations in the price of Pyth tokens have in the past affected and may affect our financial results in the future.
The Pyth tokens are based on a highly volatile asset that may experience unexpected significant price fluctuations that could have cascading effects. Fluctuations in the price of Pyth Tokens have in the past affected and may affect our financial results in the future. Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Pyth Tokens holdings. Our Pyth Token holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Risks Related to Legal and Regulatory Matters
The MIAX Exchanges are subject to comprehensive regulation by the SEC.

MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire are registered national securities exchanges and Self-Regulatory Organizations (“SROs”), and, as such, are subject to comprehensive regulation by the SEC.
In addition to the regulatory requirements governing the operation of our exchanges, we also have certain responsibilities for regulating the members that trade on our exchanges. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of AML programs, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to comply with these regulatory obligations include potential liability, disciplinary action against the firm and individuals, monetary penalties, and restrictions on future activities. While we have entered into agreements under which FINRA provides certain regulatory services with respect to our options and equities exchanges, we retain ultimate responsibility for the regulation of our members.
Our ability to comply with applicable laws and rules is largely dependent on the establishment and maintenance of appropriate systems and procedures, our ability to attract and retain qualified personnel, the ability of FINRA to perform under its RSA, and our ability to complete any new additional responsibilities for regulating our members and our oversight of the work done by FINRA.
The SEC has broad powers to audit, investigate and enforce compliance and to punish noncompliance by SROs pursuant to applicable laws, rules and regulations. If a regulatory authority were to find one of our programs of enforcement or compliance to be deficient, our SROs could be the subject of investigations and enforcement proceedings that may result in substantial sanctions, including revocation of registration as a national securities exchange. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results.
MIAX Futures and MIAXdx are subject to comprehensive regulation by the CFTC.
MIAX Futures and MIAXdx are each a DCM and a DCO registered with the CFTC. The operations of MIAX Futures and MIAXdx are subject to regulation by the CFTC under the Commodity Exchange Act, as amended (“CEA”) and CFTC regulations issued thereunder. The CEA generally requires that in the United States futures trading be conducted on a DCM and swaps trading be conducted on a SEF or DCM. The CEA and CFTC regulations establish criteria for an exchange to be designated as a DCM or SEF. Designation as a DCM or SEF are in each case non-exclusive. This means that the CFTC may permit additional exchanges or trading platforms to be DCMs or SEFs for trading the same or similar contracts.
MIAX Futures and MIAXdx are subject to the oversight of the CFTC and to a variety of ongoing regulatory and reporting responsibilities under the CEA and CFTC regulations. As a DCM and DCO, MIAX Futures and MIAXdx are required to comply with the applicable core principles and regulations under the CEA. MIAX Futures and MIAXdx have surveillance and regulatory operations and procedures to monitor and enforce compliance by market participants with MIAX Futures and MIAXdx rules. MIAXdx is also subject to regulatory related AML and client identification requirements. If MIAX Futures or MIAXdx fail to comply with applicable laws, rules or regulations, it may be subject to censure, fines, cease-and-desist orders, suspension of its business, removal of personnel or other sanctions, including revocation of the MIAX Futures or MIAXdx registration as a DCM and/or DCO or the MIAXdx SEF registration (which became dormant in July 2025), all of which could have a material adverse effect on our business.
MIAXdx is the subject of certain CFTC inquiries and may come under additional regulatory scrutiny and investigations. See “— The past, current and future operation of MIAXdx may increase our regulatory costs and risks.”
Dorman Trading is subject to comprehensive regulation by the CFTC.
Dorman Trading is a FCM registered with the CFTC. The operations of Dorman Trading are subject to regulation by the CFTC under the CEA and CFTC regulations issued thereunder. The CFTC, the NFA, and the CME (as the Designated Self-Regulatory Organization (“DSRO”) of Dorman Trading) as well as the applicable foreign regulators and the exchanges on which Dorman Trading does business require compliance with their respective rules and regulations. These regulations govern a broad and diverse range of Dorman Trading’s activities, including, without limitation, risk management, disclosures to clients, reporting requirements, client identification and AML requirements, safeguarding client assets (customer segregated funds that are deposited as margin) and personal information and the conduct of its directors, officers and employees.
Failure to comply with any of these laws, rules or regulations could have a material adverse effect on our business, results of operations and financial condition, including as a result of regulatory investigations and enforcement proceedings, civil litigation, fines and/or other settlement payments. In addition, changes in existing rules or regulations, including the interpretation thereof, or the adoption of new rules or regulations, could subject Dorman Trading to increased cost and risk of regulatory investigation or civil litigation, one or more of which could have a material adverse effect on the business of Dorman Trading.
Regulatory action adversely affecting proprietary products exclusively licensed by us may negatively impact our revenues derived from those products.
Our ability to generate revenue derived from trading exchange-listed products, including the Bloomberg Products, is dependent upon us submitting proposed rule changes to the CFTC and the SEC, as applicable. We, and the index owners, may be subject to changes in the law or other actions taken in the future that might impede our ability to exclusively offer trading in certain index options and futures, including an order to halt trading by the SEC or CFTC.
As an index provider, we could be subject to SEC regulatory action. For example, in May 2021 the SEC for the first time pursued a regulatory action against an index provider, S&P Dow Jones, for failing to properly disclose certain aspects of the calculation methodology. The SEC charged S&P Dow Jones with violating Section 17(a)(3) of the Securities Act. Without admitting or denying the SEC’s findings, S&P Dow Jones agreed to a cease-and-desist order and paid a $9 million penalty. Since we calculate some of our own licensed indexes and also engage others to calculate on our behalf, we could be subject to similar regulatory exposure in the event that we do not properly disclose all of the calculation features.
The SEC may adopt rules and regulations around benchmarks, similar to the regulatory framework in Europe under Benchmarks Regulation (“BMR”). If they do, we would have to ensure that the indexes that underlie our products are compliant with those regulations.
Our ability to implement or amend rules or regulatory approval orders could be limited or delayed because of regulatory oversight, review or approval, which could negatively affect our ability to implement needed changes or expand our products or services.
The SEC requires registered exchanges to submit proposed rule changes for functional changes as well as fee changes to the SEC. Even where a proposed rule change may be effective upon its filing with the SEC, the SEC retains the right to abrogate, suspend or disapprove such rule changes. The SEC review process can be lengthy and can significantly delay the implementation of proposed rule changes that the MIAX Exchanges believe are necessary or appropriate. This could negatively affect the ability of the MIAX Exchanges to make needed changes or implement business decisions or fee changes.
The CFTC, which regulates MIAX Futures and MIAXdx, also requires registered exchanges and clearing houses to submit proposed rule changes. Such rule changes are required for changes in exchange or clearing house functionality and fees, among other things. A rule change and a change in the DCO approval order would be required from the CFTC in order to change the margin model at MIAXdx and for MIAX Futures to be able to clear binary options contracts, such as event based contracts. Any rule changes would either be subject to self-certification or would require approval by the CFTC. Any DCO order changes would require approval by the CFTC. Even where a proposed rule change is self-certified, the CFTC retains the right to stay such rule changes. The CFTC may not approve a proposed rule change or order change or may delay such approval in a manner that could negatively affect the ability of MIAX Futures or MIAXdx to make a desired change.
We may be subject to censures, fines and other legal proceedings if we fail to comply with legal and regulatory obligations.
We operate in a highly regulated industry and are subject to extensive regulation. The SEC and CFTC have broad powers to audit, investigate and enforce compliance and to punish noncompliance by, as applicable, SROs, DCMs, DCOs, SEFs and FCMs pursuant to applicable laws, rules and regulations. Our ability to comply with complex and changing regulation is largely dependent on our establishment and maintenance of compliance, audit and reporting systems that can quickly adapt and respond, as well as our ability to attract and retain qualified compliance and other risk management personnel. There is no assurance that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. If a regulatory authority were to find one of our programs of enforcement or compliance to be deficient, our SROs, DCM, DCO or FCM could be the subject of investigations and enforcement proceedings that may result in substantial sanctions, including revocation of registration as a national securities exchange, DCM, DCO or FCM. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time and potential harm to our reputation, which could have a material adverse effect on our business, financial condition and operating results.

MIAXdx is currently the subject of certain CFTC inquiries and may come under additional regulatory scrutiny and investigations. See “— The past, current and future operation of MIAXdx may increase our regulatory costs and risks.”
There may be regulatory hurdles to launching new products, including crypto-related products, and if we fail to obtain any required regulatory approvals associated with a new crypto-based product offering, such failure may result in delays or restrictions on our ability to benefit fully from these offerings or may expose us to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition.
From time to time, we have launched, and intend in the future to launch, new crypto-related products, services and business ventures and continue to explore and pursue other opportunities to strengthen our business and grow our company. If we fail to obtain any required regulatory approval associated with a new product offering on a timely basis, such failure may result in delays or restrictions on our ability to benefit fully from these offerings.
Federal, state or international regulators or legislators may curtail or prohibit the trading or clearing of certain crypto-based products.
In recent years, the SEC, and U.S. state securities regulators have stated that certain crypto-assets should be classified as securities under U.S. federal and state securities laws. A number of enforcement actions and regulatory proceedings were initiated against issuers and developers of crypto-assets, as well as against trading platforms that provide exchange and clearing functions for crypto-assets. Many of these have settled or have been withdrawn, but uncertainly in this area remains. In addition, several foreign governments have also issued similar warnings cautioning that crypto-assets may be deemed to be securities under the laws of their jurisdictions.
Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to crypto-asset futures contracts and swaps, including transactions that are based on current and future prices of crypto-assets and indices of crypto-assets. The application of securities and commodity interest laws to the specific facts and circumstances of crypto-assets is complex and may be subject to change. The SEC and its staff have taken the position that certain crypto-assets fall within the definition of a “security” under the U.S. federal securities laws, but some of those proclamations have subsequently been reversed. The current legal test for determining whether any given crypto-asset is a security is a highly complex, fact-driven analysis. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto-asset as a security. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (in its current form); however, the SEC may consider Ether and other crypto-assets to be securities. Such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be applied to other crypto-assets generally. With respect to crypto-assets other than Bitcoin, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto-asset could be deemed a “security” under applicable laws.
The classification of a crypto-asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of crypto-assets and crypto-related products. For example, a crypto-asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto-assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto-assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency.
We plan to list only cash settled futures and options on futures on the MIAX Futures and MIAXdx DCMs, in addition to cash settled swaps listed on the MIAXdx DCM, that are permitted for such listing under the CEA and applicable regulations. Prior to making available for trading any new product, MIAX Futures or MIAXdx as the DCM, needs to submit the product to the CFTC and demonstrate compliance with the CEA and applicable regulations.
Only contracts certified to the CFTC for trading on MIAX Futures, or for trading on another DCM with an agreement to clear contracts through MIAX Futures, are currently eligible to be cleared by MIAX Futures. Only contracts certified to the CFTC for trading on the MIAXdx DCM, or for trading on another DCM with an agreement to clear contracts through MIAXdx, are currently eligible to be cleared by MIAXdx. The timing of receipt of any necessary approval under these regulations may impact our ability to launch or clear new products on MIAX Futures or MIAXdx, including the Bloomberg Products and any other derivatives products.
We currently plan to only permit trading or clearing on the MIAX Futures and MIAXdx platform of crypto-related derivatives products referencing underlying crypto-assets for which we determine there are reasonably strong arguments to conclude that the crypto-asset is a commodity and not a security. We have developed policies and procedures to analyze whether or not each underlying crypto-asset for which we may seek to list a derivative on the MIAX Futures or MIAXdx platform could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular derivative contract referencing a crypto-asset could be deemed a “security” under applicable laws or a “futures” product. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, the CFTC, or a state regulatory authority, or a court were to determine that a crypto-asset for which a derivative product was offered, sold, traded or cleared on the MIAX Futures or MIAXdx platform is a “security” under applicable law.
We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to the crypto-assets underlying any derivative product listed for trading on MIAX Futures or MIAXdx and to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws and commodities laws to the specific facts and circumstances of crypto-assets and crypto-related derivative products based on those crypto-assets is complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws or commodities laws. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, facts, and developments in technology.
Prior to trading any new product, including, for example, cash settled futures or options on Bitcoin, MIAX Futures or MIAXdx, would need to submit the product to the CFTC and demonstrate compliance with applicable regulations.
There can be no assurances that we will properly characterize any given crypto-asset as a security or non-security or commodity interest for purposes of determining whether the MIAX Futures or MIAXdx platform will support trading or clearing of the crypto-asset, or that the SEC, CFTC or a court, if the question was presented to it, would agree with our assessment.
If the SEC, CFTC, a state or a court were to determine that a crypto-asset referenced by a derivatives product offered, sold, or traded on the MIAX Futures or MIAXdx platform is a security, we would not be able to offer crypto-related products on such crypto-asset for trading until we are able to do so in a compliant manner. A determination by the SEC, CFTC, a state or a court that an asset referenced in a derivatives product that we support for trading or clearing on the MIAX Futures or MIAXdx platform constitutes a security may also result in us determining that it is advisable to remove crypto-related products referencing those or assets with similar characteristics from the MIAX Futures or MIAXdx platform.
Changes to the legislative or regulatory environment may impose new or unanticipated burdens on one or more of our exchanges or clearing houses, which could have a material adverse effect on our business, financial condition and operating results.
Legislative or regulatory changes affecting the listed options, equities, futures and swaps markets could have a material adverse effect on our business. In recent years, the securities and derivatives industries have been subject to legislative and regulatory changes as a result of increasing government and public scrutiny of the securities and derivatives industries, the continued growth of the crypto-asset industry, and the availability and events contracts.
The legislative and regulatory environments with respect to crypto-assets and crypto-related products specifically could change materially in the near future, including by clarifying regulatory supervisory authority over crypto-assets and crypto-related products, revising current regulatory supervisory frameworks, clarifying or reclassifying crypto-assets as securities or commodities, and placing new governance and risk management obligations on firms transacting in crypto-assets or crypto-related products. In particular, various governmental and regulatory bodies in the United States — including the United States Congress — may adopt new laws or new regulations that could affect the listing and clearing of crypto-related products.
In addition, the legal status of certain event-based contracts, most notably those based on sports events, is unsettled. While some DCMs and DCOs have submitted self-certified filings to the CFTC to list and clear sports-based event contracts and the CFTC has not objected, (i) several state regulators have warned licensees that offering sports-based event contracts is violative of state law; (ii) litigation between these state regulators and industry participants listing or providing retail customers with access to sports-based event contracts is pending in multiple federal courts; and (iii) on September 30, 2025, staff from the CFTC Market Participants Division, Division of Market Oversight, and Division of Clearing and Risk issued guidance to industry participants providing access to sports-based event contracts emphasizing the uncertain legal status of them and that the CFTC has not taken official action to approve the listing of sports-based event contracts. While the litigation is still in preliminary stages, courts have issued different opinions regarding whether federal law preempts state gaming law regarding sports-based event contracts. These cases are still pending, and federal courts, including appellate courts, may reach different conclusions regarding the applicability of state laws to sports-based event contracts. If we were to offer sports based event contracts, the outcome of these cases could impact this business significantly, including but not limited to the cessation of any of such listed contracts and potential litigation.
The listed options, equities and futures markets depend on a national market structure that facilitates the efficient buying and selling of underlying stocks, futures and other products. Congress, the SEC, CFTC and other regulatory authorities, including the BMA, the GFSC or other foreign regulatory authorities, could enact legislative or regulatory changes that could adversely affect the ability of our market participants to use our markets, or participate in the options and equities industries at all. Any such changes could result in the loss of a significant number of market participants or a reduction in trading activity on the MIAX Exchanges, MIAX Futures, MIAXdx, BSX or TISE or through our FCM, any of which could have a material adverse effect on our business, financial condition and operating results. Changes or proposed changes in regulation may also result in additional costs of compliance and modification of market participants’ trading activity on our exchanges.
Further, Congress, regulators and some media have scrutinized electronic trading, payment for order flow and other forms of remuneration, and the structure of equity markets. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts additional regulatory changes related to market data and access and capacity, our business, financial condition and operating results could be negatively impacted.
Because SROs are required by federal law to perform a variety of regulatory functions, some courts have held that SROs are immune to certain private causes of action relating to the performance of these regulatory functions, however some courts may not apply this immunity doctrine to all claims. In addition, legislative or regulatory developments may change the application of this immunity doctrine. Limitations on the application of the immunity doctrine could result in an increased exposure to litigation, increased liability and/or other legal expenses. We could also be exposed to liability to regulators or other governmental authorities even in situations where immunity would bar a civil claim. Rulemaking has been proposed by the SEC which may impact equity market structure and market share on MIAX Pearl Equities, as well as result in required technology changes and additional compliance costs to us.
Our options exchanges charge an ORF to members. Certain options exchanges have announced that they intend to modify the amount and calculation method utilized to assess ORF to their members. If so, we may be required to change the calculation method used to assess ORF to our members which may reduce the ORF we charge to members. If we are unable to maintain or, if required, reduce the ORFs, our results of operation may be adversely affected by increasing regulatory costs. Along with the regulatory fees, the ORF revenues may only be used to support our regulatory functions.
Additionally, the CFTC also proposed a number of rules in 2023 and 2024; if these or similar proposals are adopted in the future, they could impact our business since we own affiliated DCOs, DCMs, and an FCM.
BSX and TISE rely on various international recognitions and memberships to attract and maintain their listings businesses. Both Bermuda and Guernsey have robust anti-money laundering and combating financing of terrorism and proliferation financing (“AML/CFT/CPF”) measures in place, which include external assessments of each jurisdictions’ technical compliance with the Financial Action Task Force (“FATF”) recommendations and the effectiveness of their AML/CFT/CPF systems. Changes to the legislative, regulatory and fiscal environment, including in jurisdictions outside of Bermuda and Guernsey, could significantly alter the type and volume of business and could strengthen or erode the competitive position of BSX’s or TISE’s listings and trading businesses, as applicable. In particular, BSX and TISE both list debt securities for issuers seeking to avail themselves of the Quoted Eurobond Exemption, and their respective new and existing debt listings businesses could be negatively impacted by amendments to the Quoted Eurobond Exemption or, most significantly, if BSX’s or TISE’s Recognized Stock Exchange status was withdrawn by HM Revenue and Customs in the UK and the Office of the Revenue Commissioners in Ireland.
Legislative and regulatory proposals to restrict or prohibit payment for order flow (“PFOF”) practices may negatively impact our revenues and business and financial condition.

PFOF is the practice of wholesale market makers paying brokers (typically retail brokers) for their clients’ order flow. By acquiring order flow in this way, market makers are able to trade profitably against client orders (on average) while clients may benefit from reduced trading costs because the commissions retail brokers charge may be subsidized by the payments they receive from wholesale market makers. Under a typical payment for order flow arrangement, a market maker offers an order entry firm cash or other economic incentives to route its customer orders to that market maker’s exchange because the market maker knows it will be able to trade with a portion of all incoming orders, including those from firms with which it has payment for order flow arrangements. Shortly thereafter, to level the playing field among market makers, exchanges started to administer their own collective payment for order flow programs, under which the exchanges imposed a fee on market makers for some or all customer transactions, creating a pool of money to pay for order flow. The exchange’s market makers have the responsibility to administer the pool of money and to make payments to order-flow providers. While PFOF is not important as a direct revenue source for the MIAX Exchanges, any new or heightened PFOF regulation may result in increased compliance costs and otherwise may decrease our transaction-based revenue as a result of reduced trading volumes on the MIAX Exchanges, which could negatively impact our business, financial condition and operating results.
Changes in the tax laws and regulations affecting us, our products, offerings and our market participants could have a material adverse effect on our business.
We are subject to complex and evolving U.S. tax laws and regulations, trade policies and other policies, which may in the future make changes to corporate income tax rates, the treatment of foreign earnings, or other income tax laws that could affect our future income tax provision and reduce our earnings while increasing the complexity, burden and cost of tax compliance.
Our determination of our tax liability is subject to review by applicable tax authorities. Any adverse outcome of such a review could harm our results of operations and financial condition. The determination of our tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Our future effective tax rates could be favorably or unfavorably affected by changes in tax rates or changes in tax laws or their interpretation. In addition, any changes to laws, regulations, policies or other legal restrictions regarding the employment, staffing, supervision or business activities of international or non-U.S. citizen employees of U.S. companies may adversely affect our business.
A number of federal, state and local jurisdictions in the United States and EU Member States have considered a financial transaction tax, but many details remain to be discussed and agreed, including how to assess the tax. Legislation has also been previously proposed in Congress that would require all derivative contracts to be subject to U.S. federal income tax on a mark-to-market basis and require gains and losses be taxed at ordinary income tax rates. If such proposals were to become law, they could have a negative impact on the securities industry and on us by making transactions more costly to market participants, which may impact derivatives trading behavior, reduce trading or clearing and could make our markets less competitive, and they could result in a reduction in volumes and liquidity, which would have a negative impact on our operations.
Additionally, changes to the legislative, regulatory and fiscal environment, including in jurisdictions outside of Bermuda and Guernsey, could significantly alter the type and volume of business and could strengthen or erode the competitive position of BSX’s or TISE’s listings and trading businesses, as applicable. In particular, BSX and TISE both list debt securities for issuers seeking to avail themselves of the Quoted Eurobond Exemption, which allows for interest payments on certain debt securities to be paid without deducting UK and Irish withholding tax. BSX’s and TISE’s respective new and existing debt listings businesses could be negatively impacted by amendments to the Quoted Eurobond Exemption or, most significantly, if BSX’s or TISE’s Recognized Stock Exchange status was withdrawn by HM Revenue and Customs in the UK and the Office of the Revenue Commissioners in Ireland.
We cannot predict whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Our ability to use certain net operating loss carryforwards and certain other tax attributes may be limited if we undergo an “ownership change” for U.S. federal income tax purposes.
Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation that is a “loss” corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws.
In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Generally, a corporation is a loss corporation if, at the date of the ownership change, the corporation has tax loss carryforwards and other built-in losses or deductions which may be used in a tax year after the ownership change (“pre-change loss”). We may also experience an ownership change upon future issuances of our stock or due to secondary trading of our stock which may be outside of our control. In the event of any such ownership change, the resulting limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, results of operations and cash flows.
Our exchanges have self-regulatory obligations that may create conflicts of interest.
Each of our exchanges has obligations to regulate and monitor activities in its markets and ensure compliance with applicable law and the rules of its markets by market participants, including rules related to derivatives transactions on these markets. For example, each of our U.S. national securities exchanges (MIAX, MIAX Pearl, MIAX Emerald and MIAX Sapphire) is responsible for identifying possible violations of certain securities laws by its members and taking regulatory action against those members if such violations are confirmed. MIAX Futures and MIAXdx are responsible for identifying possible violations of the MIAX Futures or MIAXdx contract market rules as applicable by its members or participants including rules related to derivatives transactions on these markets and taking regulatory action against those members if such violations are confirmed. BSX is responsible for overseeing compliance with its trading regulations and investigating and reviewing any alleged breaches or other misconduct.
Our exchanges could be conflicted in pursuing such regulatory actions against its customers, because to do so could result in a loss of trading volumes on its markets. The SEC has previously expressed concern about potential conflicts of interest of “for-profit” exchanges performing the role of an SRO that must oversee and surveil members of the exchange that are also crucial to the exchange’s economic success. In addition, because Dorman Trading is a trading and clearing FCM on MIAX Futures, MIAX Futures could be conflicted in pursuing regulatory action against Dorman Trading as a clearing member of MIAX Futures because Dorman Trading is an affiliate under common ownership. Any failure by one of our exchanges to diligently and fairly regulate its markets or to otherwise fulfill its regulatory obligations, including MIAX Futures’ obligation to abide by its conflict-of-interest rules, could significantly harm our reputation, trigger scrutiny by the SEC, the CFTC, BMA or other applicable regulatory authority, and adversely affect our business.
We are subject to laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and might become subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or other harm to our business.
We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999, Section 5 of the Federal Trade Commission Act and state laws, which provides consumers with the right to know what personal data is being collected, request deletion of their personal data, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. The regulatory framework for data privacy and security worldwide is evolving and, as a result, interpretation, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations might require us to incur additional costs and restrict our business operations, and might require us to change how we use, collect, store, transfer or otherwise process certain types of personal data, to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder, and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing some offerings in jurisdictions in which we currently operate and in which we might operate in the future or incur potential liability in an effort to comply with certain legislation. There is a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.
Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.
Our compliance with data privacy and data protection laws may result in greater costs for us.
There is ongoing public concern regarding data privacy and data protection in many jurisdictions in which we operate. Many of those jurisdictions have passed data privacy legislation, with many more contemplating new laws. The laws and regulations related to privacy and data protection are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate or in the jurisdictions where our customers reside, which has resulted in greater compliance risk and cost for us. Regulation of privacy and data protection often times require monitoring of, and changes to, our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information.
These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses or moving all or certain of our businesses and our employees to other jurisdictions, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors. In order to mitigate these risks, we maintain a data privacy and governance program which provides a framework to ensure compliance with current law, aims to proactively address any changes in applicable data protection laws, require that any third party vendors with access to personal data handle such data in compliance with applicable law, and as a practice, we collect only the personal data necessary for us to provide services, employ staff, and otherwise conduct our business.
If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.
Our ability to comply with all applicable laws and regulations is largely dependent on our establishment and maintenance of compliance, risk, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance personnel.
We have methods to identify, monitor and manage our risks. Management of legal and regulatory risk requires policies and procedures to properly monitor and manage risk. If our policies, procedures and compliance systems are not effective or if we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We cannot provide assurance that our policies and procedures will always be effective, or that our management, compliance department, risk management department and related enterprise risk management program and internal auditors would be able to identify any such ineffectiveness. If these departments or programs and related policies and procedures are not effective, we may be subject to monetary or other penalties by our regulators, and our insurance policies may not provide adequate coverage.
Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not fully effective or if we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. In addition, our insurance policies may not provide adequate coverage.
We could be harmed by misconduct or errors that are difficult to detect and deter.
There have been a number of highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants in the past. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or our Company, improper securities trading activities, circumvention of controls and procedures, improper use or unauthorized disclosure of assets, improper use and unauthorized disclosure of data or confidential information of the Company or its customers, among other potential misconduct.
It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously harm our reputation. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation and reduce the number of participants trading in our markets. If that should occur, we could face a corresponding decline in trading volume and revenue.
We are subject to litigation risks, regulatory compliance risks and associated enforcement risks, and other liabilities.
Many aspects of our business involve substantial risks of litigation and other liabilities. Although under current law we expect to be immune from private suits arising from conduct within our regulatory authority and from acts and forbearances incident to the exercise of our regulatory authority, we expect this immunity will only cover certain of our activities in the United States, and we could be exposed to liability under foreign, national and local laws, court decisions and rules and regulations promulgated by regulatory agencies.
Some of our other liability risks arise under the laws and regulations relating to the tax, employment, intellectual property, anti-money laundering, technology export, cybersecurity, foreign asset controls, compliance obligations, foreign corrupt practices, employee labor and employment areas, including anti-discrimination and fair-pay laws and regulations. Liability could also result from disputes over the terms of a trade executed on one of our markets, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a transaction.
Further, we could incur significant expenses defending any future enforcement actions or claims, even those without merit, which could adversely affect our business, financial condition and operating results. The outcomes of existing claims and any future claims cannot be determined and an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. In addition, we may have to establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change.
Risks Related to Intellectual Property
We and our licensors may not be able to protect, maintain, defend, or enforce our respective intellectual property rights. This could adversely affect our business, financial condition and results of operations.
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and proprietary technology. We rely on patent, trade secret, unfair competition, copyright and trademark laws and contractual protections to protect our proprietary technology, proprietary products, index methodologies and other proprietary rights. If we, or any of our current or future licensors, do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our intellectual property rights and proprietary technology or the goodwill we have acquired in the marketplace and overcome any competitive advantage we may have, which could adversely affect our business.
In addition to registered intellectual property rights, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information and know-how. We take active steps to protect our intellectual property, proprietary technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements. We also require third parties, with whom we may share confidential information to enter into nondisclosure and confidentiality agreements. However, these agreements may be breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. Enforcing a claim that a party misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed.
The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from copying, or otherwise obtaining and using our proprietary intellectual property without authorization, listing our proprietary or exclusively licensed products without licenses, or otherwise infringing on our rights. Although we take active steps to protect our intellectual property and proprietary technology, there can be no assurance our intellectual property rights will be sufficient to protect against unauthorized parties offering products or services that are substantially similar to ours and compete with our business or attempting to copy aspects of our technology and use information that we consider proprietary. We also may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in the United States and certain non-U.S. countries, and our intellectual property rights may not receive the same degree of protection in non-U.S. countries as they would in the United States because of the differences in non-U.S. patent, trademark, copyright and other laws concerning intellectual property and proprietary rights. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights.
We may not be able to obtain, maintain, protect, defend and enforce our patents, thereby harming our competitive position.
Although our core intellectual property strategy involves trade secrets/confidential information laws, we have also patented, or may submit applications to patent, aspects of our technology and related tools. However, we cannot guarantee that any of our patent applications will result in the issuance of a patent. In addition, patents may be contested, circumvented, found unenforceable. While issued patents are presumed to be valid, this is not conclusive, and there is a risk they could later be deemed invalid. In addition, case law surrounding the patentability of software continues to evolve, and changes in such laws may affect our ability to patent software in the future.
We may not be able to obtain, maintain, protect and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.
We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. We may be unable to obtain trademark protection for our technologies, logos and brands that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Further, we may not successfully register our trademarks.
Our existing trademarks could be diluted, declared generic or our use of marks could be found to infringe other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to developing and promoting new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion.
If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages and could potentially lose license rights that are critical to our business.
We rely on the intellectual property rights of our licensors in connection with our listing of exclusively- licensed products, including technologies, data, content and software from third parties that are important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology.
If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from offering our products and services, or inhibit our ability to offer future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
The licensors who provide us with technology that we incorporate in our product offerings also could also become subject to various infringement claims. We cannot guarantee that our acquired licensed products, technologies and content do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more- established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position with respect to such competitive product or business.
The failure of third parties with which we have material agreements to meet their contractual and other obligations could adversely affect our business.
The success of our material technology offerings depends in part on material third-party vendor, licensor, or partner relationships that we have entered into to offer our products and services. Although certain of our contracts with such third parties stipulate performance obligations and service levels, any failure by such third parties to perform to the standards or legal requirements required under our contracts with them may result in downstream effects to users or failures to offer our products. In addition, the results or services provided by such third parties may not be reliable. To date, we have not had disputes with any of our licensors. However, we cannot guarantee that such dispute will not arise in the future. Any such disputes could adversely affect the ability of our products and services to function.
Any infringement by us on intellectual property rights of others could result in litigation, the outcome of which could have a material adverse effect on our business.
Our competitors, as well as others, have obtained, or may obtain, patents or may otherwise hold intellectual property rights, such as trade secrets, that are related to our technology or the types of products and services we offer or plan to offer. We may not be aware of all intellectual property that may pose a risk of claims of infringement by our products, services or technologies. In addition, some potential patent applications in the U.S. are confidential until the application is published, and therefore we cannot evaluate the extent to which our products, services or technologies may be covered or asserted to be covered in pending patent applications that have not yet published. Also, some of our employees may have executed non-disclosure agreements with former employers. As a consequence, we may be subject to claims of misappropriation that we must defend. Thus, we cannot be sure that our products, services or technologies do not infringe on the rights of others or that others will not make claims of infringement against us.
Claims of infringement are not uncommon in our industry, and even if we believe that such claims are without merit, they can be time-consuming and costly to defend and divert management resources and attention. If one or more of our products, services or technologies were determined to infringe a patent or other intellectual property right held by another party, we may be required to pay damages, stop using, developing or marketing those products, services or technologies, obtain a license from the intellectual property rights holders, or redesign those products, services or technologies to avoid infringement. If we were required to stop using, developing or marketing certain products, services or technologies, our business, financial condition and operating results could be materially harmed. Moreover, if we were unable to obtain required licenses or redesign our products, services or technologies to avoid infringement, which could materially adversely affect our business, financial condition and operations could be materially adversely affected as a result.
From time to time, our competitors or other third parties may claim, or have in the past claimed, that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. For example, on September 1, 2017, Nasdaq, filed an action against the Company in the Court alleging patent infringement and trade secret misappropriation relating to Nasdaq’s electronic trading technology and platforms. The Company subsequently filed six petitions before the PTAB at the USPTO seeking a determination that the subject patent was invalid under the current law. The Court proceeding was stayed in December 2018, pending resolution of the PTAB proceedings. All claims asserted by Nasdaq against the Company under the six patents at issue were invalidated by the PTAB Final Written Decisions. On June 7, 2022, the USPTO Director denied Nasdaq’s requests for review of the PTAB Final Written Decisions.
On August 31, 2021, the Company filed the Company’s Answer. The Company’s Answer included denials of the allegations made by Nasdaq in the Complaint and Counterclaims by the Company including monopolization antitrust claims, patent misuse, sham litigation, and fraud on the USPTO by Nasdaq. The Company is seeking attorneys’ fees and costs and such other relief as the Court may find to be just and proper. On June 21, 2022, Nasdaq waived its right to appeal the PTAB’s Final Written Decisions and the stay in the Court matter was lifted as all of the PTAB proceedings were concluded with each of the Nasdaq patent claims at issue invalidated. The Company filed an Amended Answer and Counterclaims on August 5, 2022. The Amended Counterclaims added claims of fraud on the patent office and Lanham Act violations. On July 25, 2023, the Court denied a motion by the Company to dismiss Nasdaq’s trade secret claims and also denied a motion by Nasdaq to dismiss the Company’s counterclaims. The Court granted Nasdaq’s motion to stay and bifurcate the Company’s counterclaims.

The parties each filed motions for summary judgment and motions to exclude certain experts. On September 29, 2025, the Court denied Nasdaq’s and MIAX’s motions for summary judgment, as well as the parties’ motions to exclude certain experts. The Court, granted Nasdaq’s motion to bifurcate MIAX’s equitable defenses of laches and unclean hands. Subsequently, the Court informed the parties that they should re-initiate discovery on the Company’s counterclaims against Nasdaq. The Court further informed the parties that it intends to preside over one trial with two phases, the first being the trade secret claims, followed by the second phase in which the Company would present its counterclaims against Nasdaq. The Company intends to continue defending its interest in this matter vigorously. See “Item 1 — Legal Proceedings.”
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows or prospects. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. We expect that the occurrence of infringement claims is likely to grow as the market for financial services grows and as we introduce new and updated products and services, and the outcome of any allegation is often uncertain. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
In the future, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in the manner we may determine from time to time. We expect to issue securities to employees, directors and other service providers pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, our investors’ holdings may be materially diluted. In addition, if we sell equity securities with rights, preferences and privileges senior to those of holders of our common stock, the price of our common stock could decline.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. Our executive officers and directors and substantially all of pre-IPO stockholders are currently subject to lock-up agreements expiring on February 9, 2026. After these lock-up periods have expired, and any applicable Rule 144 holding periods have elapsed, additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might make it more difficult for us to raise capital through the issuance of additional shares of our stock or other equity securities.
We filed a registration statement to register shares reserved for future issuance under our equity compensation plans on August 13, 2025. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the open market. Sales of our common stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.
Additionally, certain of our employees, executive officers and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, non-public information.
An active, liquid trading market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair the ability of any investor to sell our common stock at the time an investor may wish to sell them or at a price that an investor may consider reasonable. An inactive market may also impair our ability to raise capital by selling securities and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
If financial analysts issue inaccurate or unfavorable research regarding, or do not or cease to cover, our common stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that financial analysts publish about us, our business, our market and our competitors. We do not control these analysts or the content and opinions included in their reports. As a new public company, the analysts who publish information about our common stock will have had relatively little experience with our business, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in our industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance, if any, or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
The market price of our common stock is subject to fluctuations and may not reflect our long-term value at any given time, and we may be subject to securities litigation as a result.
The price of our common stock is likely to be significantly affected by a variety of factors and events including short-term changes to our financial condition or results of operations as reflected in our quarterly financial statements. Other factors unrelated to our performance that may have an effect on the price of our common stock include the following: (i) the extent of analyst coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; (ii) lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common stock; (iii) the size of our public float may limit the ability of some institutions to invest in our securities; and (iv) a substantial decline in the price of our common stock that persists for a significant period of time could cause our securities to be delisted from the NYSE, further reducing market liquidity.
As a result of any of these factors, the market price of our common stock is subject to fluctuations and may not accurately reflect our long-term value at any given point in time. Securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.
Certain members of our exchanges are also stockholders of MIH and may have conflicts of interest with non-member stockholders.
Certain members of our exchanges are also stockholders of MIH. There may be a conflict of interest between non-member stockholders and stockholders who are also members of our exchanges. The amount of profit that members derive from their trading activities are, in part, dependent on the fees they are charged to trade and access our markets, and the rules and structure of our markets. As a result, members who are our stockholders may not have the same economic interests as our non-member holders. In addition, our stockholder-members may have differing interests among themselves depending on the roles they serve in our markets, their methods of trading and the products they trade. Consequently, stockholder-members may advocate that we enhance and protect their trading opportunities and the value of their trading privileges over their investment in our capital stock.
Our amended and restated certificate of incorporation contains provisions that set ownership and voting limitations and a right to redeem shares transferred or owned in violation of these provisions, and there are also certain other regulatory limitations on the ownership and transfer of our capital stock.
Our amended and restated certificate of incorporation contains certain voting and ownership limitations and transfer restrictions that will remain in place for as long as we control a registered U.S. national securities exchange. Specifically, our amended and restated certificate of incorporation prohibits (i) any person from owning greater than 40% of any class of our capital stock, (ii) exchange members from owning greater than 20% of any class of our capital stock and (iii) all persons from voting shares representing more than 20% of the voting power of our then issued and outstanding capital stock either alone or together with any related persons, in each case subject to certain conditions and exceptions, including the waiver by the board of directors (except with respect to exchange members). These limitations may impede a change of control transaction.
Our amended and restated certificate of incorporation requires that prior notice be given to our board of directors by any person (either alone or with its related persons) that proposes to own, of record or beneficially, more than 40% of any class of our capital stock or to exercise voting rights, or grant proxies or consents with respect to our capital stock, constituting more than 20% of the voting power of our then issued and outstanding capital stock. It also prohibits any MIAX Exchange members from owning greater than 20% of any class of our capital stock. In addition, our amended and restated certificate of incorporation also requires any person (either alone or with its related persons) that at any time owns, of record or beneficially, 5% or more of our then outstanding shares of capital stock that has the right to vote in the election of our board of directors, to immediately upon acquiring knowledge of its ownership of 5% or more of the then outstanding shares of such stock to give our board of directors written notice of such ownership. Any person required to provide notice to our board of directors with respect to 5% or greater ownership is also required to provide written notice to our board of directors promptly after any changes in the content of that notice, including with respect to changes in ownership level (subject to certain exceptions described in our amended and restated certificate of incorporation).
In the event of a transfer of shares of our capital stock or the exercise of voting rights in violation of these ownership and voting limitations, we have the right to redeem the shares sold, transferred, assigned, pledged or owned in violation of the limitations contained in our amended and restated certificate of incorporation at a price per share equal to par value.
In addition, as a holder of 100% of the issued share capital and voting rights of BSX, the BMA has authority to require additional approvals or notices from us or our stockholders in connection with changes to our capitalization structure. If any of MIH’s stockholders becomes a 10%, 20%, 33% or 50% stockholder of MIH (“Shareholder Controller”), such stockholder will be required to provide written notice to the BMA stating that they have become a Shareholder Controller within not less than 45 days after becoming such a Shareholder Controller.
We also own 100% of the issued share capital and voting rights of TISEG. As TISEA is a subsidiary of TISEG, the GFSC requires TISEA to notify them within a period of 14 days of any person who, alone or with “associates” (as defined in the POI Law), becomes or ceases to be the holder of 5% or more but less than 15% of the voting power of our capital stock. Additionally, the POI Law requires that any person who, alone or with associates, acquires 15% or more of the voting power of our capital stock shall be considered a shareholder controller under the POI Law and shall require prior approval of the GFSC before acquiring such ownership.
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our Company more difficult.
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our Company more difficult, including the following:
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors may be filled only by a majority of the directors then in office and not by stockholders;
•a special meeting of our stockholders may only be called by either (i) our board of directors, (ii) our Chairman, (iii) our Chief Executive Officer, (iv) the President, or (iv) stockholders owning a majority of our capital stock issued and outstanding and entitled to vote; and
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.
Section 203 of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control of our Company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. See “Description of Capital Stock.”
These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of preferred stock, subject to limitations prescribed by applicable law and the provisions of our amended and restated certificate of incorporation. Such shares of preferred stock may be issued in one or more series by filing a certificate pursuant to the DGCL to establish the number of shares to be included in each such series and to fix the designation, relative rights, preferences, qualifications and limitations of the shares of each such series. The rights and preferences of these additional series of preferred stock may be senior to or on parity with our common stock, which may negatively affect the value of our common stock.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock. We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our business. The DGCL also imposes requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their shares of common stock after price appreciation as the only way to realize any future gains on their investment. The payment of any future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions and other factors.
We may incur significant additional costs and expenses, including costs and expenses associated with the obligations of being a public company, which will require significant resources and management attention and may divert focus from our business operations, particularly after we are no longer an “emerging growth company.”
We became a publicly reporting company on August 13, 2025. Our general administrative expenses, such as legal and accounting expenses related to becoming and being a public company, are expected to increase. As a public company since our IPO, we are be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the listing requirements of the NYSE and other applicable securities rules and regulations. As a public company, we will incur significant legal, accounting, insurance and other expenses. Compliance with these rules and regulations will increase our legal and financial compliance costs, and make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.”
Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition and prospects.
Our status as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the end of the fiscal year in which the fifth anniversary of the IPO occurs, however, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not applicable to emerging growth companies. These exemptions include:
•being permitted to provide only two years of audited financial statements in the prospectus we file, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•being exempt from compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting obligations in this prospectus. In particular, in this prospectus, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company.
We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. However, we may adopt certain new or revised accounting standards earlier than may otherwise be required.
General Risk Factors
Climate change and the transition to renewable energy and a net zero economy pose operational, commercial, reputational and regulatory risks.
Climate change may increase the frequency or severity of extreme weather events and other natural disasters, and if we are not adequately resilient to deal with acute climate events, our operations may be impacted. Extreme weather events could also impact the activities of our customers or third-party vendors or suppliers.
The physical commodities and assets underlying certain of our markets may also be impacted by climate change. For example, extreme weather conditions have and may in the future cause volatility in agricultural commodity prices. MIAX Futures, as a market for Hard Red Spring Wheat, futures and options on futures, may therefore be impacted by extreme weather conditions impacting these products.
In addition, the transition to renewable energy and a net zero economy involves changes to consumer and institutional preferences around energy consumption, and the possible failure of our products or services to facilitate the needs of customers during the transition to renewable energy could adversely impact our business and revenues. Changing preferences could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers. We are also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact us and our customers and result in increased regulatory, compliance or operational costs.
We are also subject to reputational risks relating to the perception of whether or not we are facilitating a migration away from fossil fuels. For example, our reputation could be damaged as a result of our offering certain products or services associated with causing or exacerbating climate change, or by any decision by us to continue to conduct or change our activities in response to considerations relating to climate change. Management may launch new crypto-related products including futures options. Many forms of crypto-assets rely on mining, which requires a significant amount of electricity and also results in significant electronic waste, as miners are constantly upgrading to new equipment and disposing of old equipment.
The risks associated with climate change and the transition to renewable energy and a net zero economy are continuing to evolve rapidly, and we expect that climate change-related risks may increase over time.
We face reputational, regulatory and financial risks related to our ability to respond to diverse stakeholder expectations and requirements on sustainability-related topics, including in connection with a transition to clean and renewable energy.
A variety of sustainability-related topics, including the transition to clean and renewable energy, involve rapidly changing and diverging expectations from our stakeholders, including customers and institutional investors. Our ability to satisfy the preferences of our stakeholders around these topics (including on energy production and consumption) and the possible failure of our products or services to support the needs and meet the expectations of such stakeholders could adversely impact our business and revenues. Changing market demands and preferences could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers.
In addition, the uncertainty related to the transition to clean and renewable energy and away from fossil fuels, including regulatory or legislative changes by the U.S. government with regard to energy policy and related subsidies, incentives or penalties, may negatively impact trading on our markets and have an adverse effect on the activities of our customers or third-party vendors, which could negatively impact our revenues. Furthermore, lawmakers in many jurisdictions have proposed or adopted laws, regulations or policies on sustainability-related topics, including climate change and diversity, equity and inclusion, that diverge from, or potentially conflict with, laws in other jurisdictions in which we operate.
Global health crises, pandemics and other health risks could negatively affect our business.
A global health crisis, pandemics, and other health risks, may have significant impacts on economies around the world. Governments, public institutions, and other organizations around the world may take, or reimpose previous, emergency measures to combat potential global health crises, pandemics and other health risks, including vaccination requirements, implementation of travel bans, stay-at-home orders, border closures, and closures of offices, factories, schools, public buildings and businesses. These measures may disrupt the supply chain and may interfere with the ability of our employees, vendors, technology equipment suppliers, data and disaster recovery centers, and other service providers to perform their respective responsibilities and obligations relative to the conduct of our business. Further, impacts to trading behavior due to market disruptions, temporary regulatory measures and other future developments caused by the effects of global health crises, pandemics or other health risks, could impact trading volumes and the demand for our products, market data and services, which could have a material adverse effect on our business, financial condition, operating results and cash flows and could heighten many of the other risks described herein.
If we fail to continue to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act at the time of our second annual report on Form 10-K. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accounting firm for the foreseeable future.
We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to maintain effective internal controls over financial reporting. If we fail to continue implementing and maintaining effective internal controls over financial reporting, there could be a reasonable possibility that control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is time consuming, costly and complicated. In this regard, we will need to continue to dedicate internal resources, including through the hiring of additional financial and accounting personnel, engage outside consultants, maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue to take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.
If, during our evaluation and testing process, we identify deficiencies in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common stock could be adversely affected.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
For the three months ended September 30, 2025, we issued and sold the securities described below without registration under the securities under the Securities Act.
Issuances of Pre-Funded Warrant
From July 1, 2025 through September 30, 2025, we issued a pre-funded warrant to purchase 575,071 shares of our common stock, at an exercise price of $0.002 per share to one of our ERP participants in exchange for the surrender and cancellation of 575,071 shares of our common stock held by such ERP participant in accordance with the terms of an exchange agreement by and between the Company and such ERP participant.
Issuances of Common Stock upon Exercise of Outstanding Warrants
From July 1, 2025 through September 30, 2025, we issued an aggregate of 485,689 shares of our common stock to four accredited investors, two consultants and one former consultant upon the surrender of 488,481 shares of common stock in connection with their cashless exercises of outstanding warrants exercisable for shares of common stock at an aggregate exercise price of $18,079,766.
Issuances of Common Stock, Series B Preferred Stock and Nonvoting Common Stock upon Exercise of Outstanding Options
Common Stock
From July 1, 2025 through September 30, 2025, we issued 7,166 shares of our common stock, for an aggregate purchase price of $161,653, to one employee and one former employee upon exercise by such holders of an outstanding option to purchase shares of our common stock under our 2022 Plan.
Series B Preferred Stock
From July 1, 2025 through September 30, 2025, we issued an aggregate of 153,534 shares of our Series B preferred stock to one employee and six service providers upon the surrender of an aggregate of 95,632 Series B preferred stock in connection with their cashless exercises of outstanding options to purchase Series B preferred stock for an aggregate purchase price of $799,992 under our 2008 Employee Plan. All outstanding shares of Series B Preferred Stock, including the shares issued pursuant to the foregoing transactions, were converted into shares of our common stock on a 1-for-1 basis at the closing of our IPO.
Nonvoting Common Stock
From July 1, 2025 through September 30, 2025, we issued an aggregate of 60,806 shares of our nonvoting common stock, for an aggregate purchase price of $809,974, to one director upon exercise by such holder of outstanding options to acquire our nonvoting common stock under our 2013 Director Plan. All outstanding shares of nonvoting common stock, including the shares issued pursuant to the foregoing transaction, were converted into shares of our common stock on a 1-for-1 basis at the closing of our IPO.

None of the transactions involved any underwriters, underwriting discounts or commissions or any public offering. The offers, sales and issuances of the securities described above were exempt from registration under (i) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering, (ii) Section 3(a)(9) of the Securities Act as transactions involving the exchange of securities with an existing security holder where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, (iii) Regulation S promulgated under the Securities Act as transactions in which offers and sales were only made to non-U.S. Persons (as defined under Regulation S) and no directed selling efforts were made in the United States or (iv) under Rule 701 promulgated under the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation not involving any public offering.
(b) Use of Proceeds
Use of Initial Public Offering Proceeds
In August 2025, the Company completed its IPO, in which the Company issued and sold 17,250,000 shares of common stock, including the underwriters’ option to purchase additional shares which was exercised in full, at a public offering price of $23.00 per share. The shares of common stock sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-288767), which was declared effective by the SEC on August 13, 2025. The IPO resulted in gross proceeds to the Company of $396.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.
J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Piper Sandler & Co. acted as joint book-running managers of the offering.
We received net proceeds from the IPO of approximately $369.0 million, after deducting underwriting discounts and commissions of $27.8 million and before deducting offering costs of $9.6 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
We used a portion of the net proceeds from our IPO to repay in full all outstanding indebtedness under our 2029 Senior Secured Loan Agreement, including the related premium. We used the remaining net proceeds from the IPO for working capital and general corporate purposes, including to satisfy tax withholding and remittance obligations in connection with the vesting and net settlement of certain outstanding awards previously granted to our directors, officers, and employees, which vested in connection with the IPO. There has been no material change in the planned use of the net proceeds from our IPO as described in our Final Prospectus.
(c) Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2025. These shares consisted of shares retained to cover tax withholding obligations in connection with the vesting of restricted stock unit awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2025	—	$—
August 1 to August 31, 2025	619,499	$27.14
September 1 to September 30, 2025	16,283	$36.81
Total	635,782	$27.38
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Executive Officers and Directors

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b-5 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

3.2*	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.1*	Form of Voting Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.2≠*
Warrant Issued to FCS Advisors LLC, d/b/a Brevet Capital Advisors dated July 29, 2021 for 200,000 shares (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.3≠*
Warrant Issued to FCS Advisors LLC, d/b/a Brevet Capital Advisors dated December 4, 2023 for 200,000 shares (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.4≠*
Warrant Issued to Skylight Aggregator, L.P. dated November 4, 2024 for 2,800,291 shares (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.5≠*
Warrant Issued to Skylight Aggregator, L.P. dated November 4, 2024 for 4,200,436 shares (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.6≠*
Warrant Issued to WPCS FF Excelsior, L.P. dated November 4, 2024 for 354,240 shares (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.7≠*
Warrant Issued to WPCS FF Excelsior, L.P. dated November 4, 2024 for 236,160 shares (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

4.8≠*
Warrant Issued to Citadel Securities Principal Investments LLC. dated June 30, 2025 for 12,437,007 shares (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.1+*
Miami International Holdings, Inc. 2008 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.2+*
Miami International Holdings, Inc. 2008 Stock Incentive Plan for Non-Employee Directors and Members of the Board of Advisors, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.3+*
Form of Miami International Holdings, Inc. Stock Option Agreement [for Employees] pursuant to 2008 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.4+*
Form of Miami International Holdings, Inc. Non-Qualified Stock Option Agreement [for Non-Employee Directors] pursuant to 2008 Stock Incentive Plan for Non-Employee Directors and Members of the Board of Advisors, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.5+*
Miami International Holdings, Inc. 2013 Stock Option and Incentive Plan for Employees and Consultants, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

Exhibit Number	Exhibit Description

10.6+*
Miami International Holdings, Inc. 2013 Stock Option and Incentive Plan for Non-Employee Directors, Committee Members and Members of the Board of Advisors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.7+*
Form of Miami International Holdings, Inc. Notice of Stock Option Grant and Stock Option Award Agreement pursuant to 2013 Stock Option and Incentive Plan for Employees and Consultants, as amended (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.8+*
Form of Miami International Holdings, Inc. Restricted Stock Award Agreement pursuant to 2013 Stock Option and Incentive Plan for Employees and Consultants, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.9+*
Form of Miami International Holdings, Inc. Notice of Stock Option Grant and Stock Option Award Agreement pursuant to 2013 Stock Option and Incentive Plan for Non-Employee Directors, Committee Members and Members of the Board of Advisors, as amended (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.10+*
Miami International Holdings, Inc. 2021 Stock Option and Incentive Plan for Employees and Consultants (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.11+*
Form of Miami International Holdings, Inc. Notice of Stock Option Grant and Stock Option Award Agreement pursuant to 2021 Stock Option and Incentive Plan for Employees and Consultants (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.12+*
Form of Miami International Holdings, Inc. Restricted Stock Award Agreement pursuant to 2021 Stock Option and Incentive Plan for Employees and Consultants (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.13+*
Omnibus Amendment to Stock Incentive Plans of Miami International Holdings, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.14+*	Miami International Holdings, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.15+*
Form of Notice of Stock Option Grant and Stock Option Award Agreement pursuant to the Miami International Holdings, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.16+*
Form of Restricted Stock Award Agreement pursuant to the Miami International Holdings, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.17+*	Miami International Holdings, Inc. Transaction Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.18+*
Form of Award Agreement pursuant to Miami International Holdings, Inc. Transaction Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.19*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.20+#*
Amended and Restated Employment Agreement effective as of January 1, 2024 by and between Miami International Holdings, Inc. and Shelly Brown (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.21+≠*
Amended and Restated Employment Agreement dated as of July 17, 2025 between Miami International Holdings, Inc. and Thomas P. Gallagher (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

Exhibit Number	Exhibit Description

10.22+#*
Amended and Restated Employment Agreement dated July 1, 2024 by and between Miami International Holdings, Inc. and Douglas M. Schafer Jr. (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

10.23≠#*
Exchange Agreement by and among Miami International Holdings, Inc. and Citadel Securities Principal Investments LLC, dated as of June 30, 2025 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 18, 2025)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File
104	Cover Page Interactive Data File (contained in Exhibit 101)
__________________
*Indicates previously filed.
+Indicates management contract or compensatory plan.
#Indicates portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.
≠Indicates portions of this exhibit have been omitted in accordance with Item 601(a)(6) of Regulation S-K.
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: November 7, 2025

MIAMI INTERNATIONAL HOLDINGS, INC.

By:	/s/ Thomas P. Gallagher
Thomas P. Gallagher
Chairman and Chief Executive Officer

By:	/s/ Lance Emmons
Lance Emmons
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)