Form 10-Q
period 2026-03-31
MIAMI INTERNATIONAL HOLDINGS, INC.
filed 2026-05-08
CIK 1438472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Class	April 30, 2026
Common stock, par value $0.001 per share	94,907,086

2

TRADEMARK AND OTHER INFORMATION
The terms “MIAX,” the “Company,” “we,” “us” and “our” refer to Miami International Holdings, Inc. (“MIH”), together with our wholly-owned subsidiaries. The term “MIAX Exchanges” refers to our SEC regulated exchanges, each a “MIAX Exchange”: Miami International Securities Exchange, LLC (“MIAX Options”), MIAX Pearl, LLC (“MIAX Pearl”), the equities trading facility of MIAX Pearl (“MIAX Pearl Equities”), MIAX Emerald, LLC (“MIAX Emerald”) and MIAX Sapphire, LLC (“MIAX Sapphire”).
We own MIAX®, MIAX Options®, MIAX Pearl®, MIAX Emerald® and MIAX Sapphire® as trademarks or service marks in the United States and certain other jurisdictions. MIAX Futures™ and TINI™ are currently pending.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but in the case of our trademarks and trade names or those of our licensors, such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
This Quarterly Report contains estimates and information concerning our industry, including market position, market size and growth rates of the markets in which we participate, that are based on industry publications and reports. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we are responsible for all of the disclosure contained in this Quarterly Report and we believe the information from the industry publications and other third-party sources included in this Quarterly Report is reliable, we have not independently verified the accuracy or completeness of the data contained in such sources. Similarly, while we believe our management estimates to be reasonable, they have not been verified by any independent sources. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report and our other filings with the Securities and Exchange Commission (“SEC”). These and other factors could cause results to differ materially from those expressed in these publications and reports.

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. All statements that reflect our expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in this Quarterly Report and other filings with the SEC.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(dollars in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$550,786	$433,648
Cash and securities segregated under federal and other regulations	26,794	27,618
Accounts receivable, net	106,850	98,107
Restricted cash	14,419	6,005
Clearing house performance bonds and guarantee funds	78,699	70,078
Receivables from broker-dealers, futures commission merchants, and clearing organizations	149,303	133,533
Current portion of derivative assets	4,709	6,017
Other current assets	39,811	39,232
Assets held for sale	—	40,976
Total current assets	971,371	855,214
Investments	29,180	19,180
Fixed assets, net	53,464	46,854
Internally developed software, net	36,518	36,333
Goodwill	61,912	62,211
Other intangible assets, net	169,210	170,774
Deferred tax asset, net	59,673	—
Derivative assets, net of current portion	3,881	5,114
Other assets, net	58,971	63,745
Total assets	$1,444,180	$1,259,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other liabilities	$84,029	$69,780
Accrued compensation payable	19,638	39,412
Current portion of long-term debt	1,511	1,508
Deferred transaction revenues	10,397	9,572
Clearing house performance bonds and guarantee funds	78,199	69,578
Payables to customers	153,056	144,641
Payables to clearing organizations	4,068	11
Liabilities held for sale	—	2,758
Total current liabilities	350,898	337,260
Deferred income taxes	10,866	22,386
Other non-current liabilities	16,860	18,762
Total liabilities	378,624	378,408
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common stock - voting and nonvoting, par value $0.001 (600,000,000 authorized (400,000,000 voting, 200,000,000 nonvoting); 94,722,622 issued and 94,211,531 outstanding common stock at March 31, 2026 and 85,890,086 issued and 85,536,287 outstanding common stock at December 31, 2025	95	86
Common stock in treasury, at cost, 511,091 shares at March 31, 2026 and 353,799 shares at December 31, 2025	(14,545)	(8,232)
Additional paid-in capital	1,544,484	1,522,143
Accumulated deficit	(462,115)	(632,339)
Accumulated other comprehensive loss, net	(2,363)	(641)
Total stockholders’ equity	1,065,556	881,017
Total liabilities and stockholders’ equity	$1,444,180	$1,259,425
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Transaction and clearing fees	$315,410	$289,304
Access fees	33,357	24,083
Market data fees	12,955	9,642
Other revenue	7,968	4,048
Total revenues	369,690	327,077
Cost of revenues:
Liquidity payments	223,526	194,046
Brokerage, clearing, and exchange fees	16,277	16,454
Section 31 fees	—	23,410
Other cost of revenues	1,294	1,283
Total cost of revenues	241,097	235,193
Revenues less cost of revenues	128,593	91,884
Operating expenses:
Compensation and benefits	44,390	37,771
Information technology and communication costs	9,483	7,548
Depreciation and amortization	8,088	6,170
Occupancy costs	3,243	2,448
Professional fees and outside services	11,407	9,257
Marketing and business development	984	763
Acquisition-related costs	—	654
General, administrative, and other	5,030	4,980
Total operating expenses	82,625	69,591
Operating income	45,968	22,293
Non-operating (expense) income:
Change in fair value of puttable common stock	—	(203)
Change in fair value of puttable warrants issued with debt	—	569
Interest income	4,386	1,295
Interest expense and amortization of debt issuance costs	(45)	(4,430)
Unrealized loss on derivative assets	(2,541)	(42,413)
Gain on sale of business	50,547	—
Other, net	1,732	1,679
Income (loss) before income tax provision	100,047	(21,210)
Income tax benefit (expense)	70,177	(210)
Net income (loss) attributable to Miami International Holdings, Inc.	$170,224	$(21,420)

Weighted-average shares of common stock outstanding
Basic	91,793,374	63,549,403
Diluted	109,154,227	63,549,403
Net income (loss) per share attributable to common stock
Basic	$1.85	$(0.34)
Diluted	$1.56	$(0.34)
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$170,224	$(21,420)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax benefit of $185 and $0 for the three months ended March 31, 2026 and 2025, respectively	(1,722)	—
Comprehensive income (loss) attributable to stockholders, net of tax	$168,502	$(21,420)

See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss, net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	85,890,086	$86	(353,799)	$(8,232)	$1,522,143	$(632,339)	$(641)	$881,017
Issuance of common stock - warrant exercises	—	—	7,600,052	8	—	—	1,179	—	—	1,187
Employee & Director stock transactions	—	—	1,398,186	1	—	—	19,242	—	—	19,243
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(157,292)	(6,313)	—	—	—	(6,313)
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(168,689)	—	—	—	(6,972)	—	—	(6,972)
Settlement of interest payable in common stock	—	—	2,987	$—	—	$—	61	$—	$—	61
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	8,831	—	—	8,831
Net income	—	—	—	—	—	—	—	170,224	(1,722)	168,502
Balance, March 31, 2026	—	$—	94,722,622	$95	(511,091)	$(14,545)	$1,544,484	$(462,115)	$(2,363)	$1,065,556

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss) , net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	781,859	$1	63,219,480	$63	(38,469)	$(775)	$930,638	$(562,310)	$—	$367,617
Issuance of common stock - warrant exercises	—	—	5,000	—	—	—	70	—	—	70
Employee & Director stock transactions	11,568	—	16,662	—	—	—	—	—	—	—
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(51,373)	—	—	—	(1,148)	—	—	(1,148)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(35,648)	(796)	—	—	—	(796)
Conversion of puttable common stock into non-puttable common stock	—	—	1,150,142	1	—	—	25,693	—	—	25,694
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	9,739	—	—	9,739
Net loss	—	—	—	—	—	—	—	(21,420)	—	(21,420)
Balance, March 31, 2025	793,427	$1	64,339,911	$64	(74,117)	$(1,571)	$964,992	$(583,730)	$—	$379,756
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$170,224	$(21,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount and issue cost	3	1,012
Settlement of interest payable in common stock	61	—
Depreciation and amortization	8,088	6,170
Share based compensation expense	8,673	9,485
Provision for accounts receivable credit losses	(122)	23
Provision for deferred income taxes	(71,008)	41
Change in fair value of puttable common stock	—	203
Change in fair value of puttable warrants issued with debt	—	(569)
Unrealized gain on equity securities owned	(1,370)	(1,455)
Unrealized loss on derivative assets	2,541	42,413
Gain on sale of business	(50,547)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,650)	(3,159)
Clearing house performance bonds and guarantee funds	8,621	(4,339)
Participant margin deposits	—	(93)
Receivables from broker-dealers, futures commission merchants, and clearing organizations	(15,770)	16,365
Other current assets	666	(685)
Other assets	4,693	4,211
Accounts payable and other liabilities	14,224	(7,823)
Accrued compensation payable	(20,921)	(9,976)
Other liabilities	(1,950)	(133)
Deferred transaction revenue	946	505
Payables to customers	8,415	(16,893)
Payables to clearing organizations	4,057	(2,692)
Net cash provided by operating activities	60,874	11,191
Cash flows from investing activities:
Capital expenditures	(11,679)	(4,687)
Capitalization of internally developed software	(2,595)	(3,457)
Proceeds from sale of business, net of cash and cash equivalents sold	59,838	—
Net cash provided by (used in) investing activities	45,564	(8,144)
Cash flows from financing activities:
Repayment of capital lease obligations	(36)	(37)
Repurchases of common stock from employee stock incentive plans	(13,285)	(1,944)
Proceeds from issuance of common stock and convertible preferred stock	20,430	70
Net cash provided by (used in) financing activities	7,109	(1,911)
Effect of exchange rate changes on cash and cash equivalents	(433)	—
Increase in cash, cash equivalents, segregated cash, and restricted cash	113,114	1,136
Cash, cash equivalents, segregated cash and restricted cash at beginning of period	557,584	276,398
Cash, cash equivalents, segregated cash, and restricted cash at end of period	$670,698	$277,534

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$550,786	$129,761
Cash segregated under federal and other regulations	26,794	29,304
Restricted cash	14,419	33,923
Restricted cash (clearing house performance bonds and guarantee funds)	78,699	83,405
Restricted cash (participant margin deposits)	—	1,141
Total	$670,698	$277,534

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)

Supplemental disclosure of cash transactions:
Cash paid for income taxes	$23	$10
Income tax refunds	$30	$—
Cash paid for interest	$10	$3,537

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,363
Assets acquired under capital leases	115	—
Non-cash amounts related to capitalized internally developed software	158	254
Total non-cash investing activities	$273	$4,617

Supplemental disclosure of non-cash financing activities:
Conversion of puttable warrants into non-puttable warrants	$—	$25,692
Total non-cash financing activities	$—	$25,692
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.NATURE OF OPERATIONS
Miami International Holdings, Inc. (“MIH” or the “Company”) through its subsidiaries operates diverse markets across options, futures, and cash equities. This includes markets in U.S. options through MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire; U.S. equities through MIAX Pearl Equities (collectively, the “MIAX Exchanges”); futures and options on futures through the MIAX Futures Exchange, LLC (“MIAX Futures” formerly Minneapolis Grain Exchange) and Dorman Trading, LLC (“Dorman Trading”); and international listings through the Bermuda Stock Exchange (“BSX”) and The International Stock Exchange (“TISE”). The MIAX Exchanges, MIAX Futures and BSX are powered by the Company’s in-house built proprietary technology platform.
On January 20, 2026, the Company completed the sale of 90% of the issued and outstanding equity in LedgerX LLC (“LedgerX”) d/b/a MIAX Derivatives Exchange (“MIAXdx”) to a joint venture established by Robinhood Markets, Inc. (“Robinhood”) in partnership with Susquehanna International Group (“SIG”). MIH has retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera Exchange and Clearing LLC.
On June 5, 2025, the Company acquired International Stock Exchange Group Limited (“TISEG”), which operates TISE, an investment exchange which is regulated by the Guernsey Financial Services Commission (“GFSC”) (“TISE Acquistion”).
On August 15, 2025, the Company closed its initial public offering (the “IPO”).
The Company is headquartered in Princeton, New Jersey with principal offices in Miami, Minneapolis, Chicago, Hamilton, Bermuda and St. Peter Port, Guernsey.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and transactions of the Company and its majority owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2025.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Segment Information
The Company has four business segments: Options, Equities, Futures and International, which is reflective of how the Company’s chief operating decision-maker (“CODM”) reviews and operates the business. See Note 18 - Segment Reporting for more information. Substantially all of the Company’s revenues and assets are attributed to or located in the United States.
Recent Accounting Pronouncements
Recent Accounting Pronouncements – Adopted by the Company
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”), which addresses the accounting and disclosure requirements for certain crypto assets. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within that year, which require the Company to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 350-60 also require the Company to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The adoption of the standard beginning fiscal year 2025, did not have any material impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends annual income tax disclosure requirements to include disaggregated information about the Company’s effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 retrospectively beginning fiscal year 2025 and included the necessary disclosures in its annual consolidated financial statements for the year ended December 31, 2025. ASU 2023-09 did not have any impact on the Company’s financial position or results of operations. The disclosures are required on an annual basis and therefore had no impact on the Company’s interim condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow Scope Improvements which amends and clarifies the interim disclosure requirements of ASC 270. The standard provides clarity about current requirements to help entities determine whether disclosures not specified in ASC 270 should be provided in interim reporting periods. This update is effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements.
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
3.BUSINESS COMBINATIONS AND DISPOSITIONS
TISE Acquisition
On June 5, 2025, the Company through one of its wholly-owned subsidiaries completed its acquisition of TISEG, an entity that provides financial markets and securities services to public and private companies through operation of an investment exchange known as TISE. TISE is regulated by the GFSC and headquartered in Guernsey. The acquisition of TISE provides the Company access to the European and UK markets, as well as access to another vertically integrated market ecosystem.
Prior to the TISE Acquisition, the Company, through one of its wholly-owned subsidiaries owned 29.46% of the issued ordinary share capital in TISE. The Company remeasured such pre-existing equity interest at fair value of $25.5 million based on the purchase price. The total cash consideration paid for the remaining issued and to be issued ordinary share capital of TISE was £51.5 million ($69.7 million).
The acquisition was accounted for as a business combination. Assets acquired totaled approximately $116.1 million, including $18.0 million of goodwill and $76.0 million of intangible assets. The goodwill generated in the acquisition is not tax deductible. Total liabilities assumed amounted to approximately $20.9 million.
For the three months ended March 31, 2025, the Company incurred acquisition costs of $0.7 million. These costs included legal and other professional services directly related to the acquisition of TISE and were recognized in acquisition-related costs in the Company's condensed consolidated statement of operations.
Disposition of MIAXdx
On November 25, 2025, M 7 Holdings, a wholly-owned subsidiary of the Company, entered into a definitive agreement to sell 90% of the issued and outstanding equity of MIAXdx to a joint venture established by Robinhood in partnership with SIG. The Company has retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera Exchange and Clearing LLC (“Rothera”) (such transaction, the “MIAXdx Transaction”). The sale of MIAXdx closed on January 20, 2026. See Note 6 - Investments for further details on the Company’s equity interest in Rothera.
The total assets of $41.0 million and total liabilities of $2.8 million of MIAXdx were segregated and presented separately as assets held for sale and liabilities held for sale, respectively, in the condensed consolidated balance sheet as of December 31, 2025. The assets held for sale were recorded at their carrying value as it was lower than the estimated fair value less cost to sell.
In connection with the sale of MIAXdx, the Company received cash consideration of $59.8 million, net of cash and cash equivalents sold, and recognized a gain of $50.5 million in the condensed consolidated statement of operations for the three months ended March 31, 2026.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Transaction and clearing fees: Transaction fees represent fees the Company charges to its exchange member firms, as customers, for the performance obligation of executing a trade on the Company’s exchanges and comprise the majority of the Company’s revenues. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis in accordance with the Company’s published fee schedules. Transaction fees also include Dorman Trading’s sales and brokerage commissions generated by customers’ trading activity on options and futures. Commission revenue is reported on a gross basis as the Company is responsible for the execution of the customers’ purchases and sales and maintaining relationships with exchanges. Transaction fees are recognized across all operating segments and are recorded as transactions occur on a trade-date basis.
Clearing fees, which include settlement fees, are charged by the Company for transactions cleared by MIAX Futures, Dorman Trading and BSX. Clearing fees can be variable based on cleared volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded and billed on a monthly basis in accordance with the Company’s published fee schedules. Clearing fees that are passed through to the customers’ accounts are reported gross on the Company’s condensed consolidated statements of operations as the Company maintains control over the clearing and execution services provided, maintains relationships with the exchanges or clearing brokers, and has ultimate discretion in whether the fees are passed through to the customers and the rates at which they are passed through. Clearing fees are recognized in the Futures segment for MIAX Futures and Dorman Trading and in the International segment for BSX and are recorded as transactions are cleared.
Tiered discounts are offered to customers based on the amount of trades that are executed on the Company’s exchanges. As these are volume driven, they reduce the transaction price and are recorded net within transaction fees on the condensed consolidated statements of operations. Liquidity payments paid for certain customer transactions are accounted for as consideration payable to a customer and are recorded separately as liquidity payments, which are classified within cost of revenue in the condensed consolidated statements of operations.
Transaction and clearing fees also result in regulatory fees. Regulatory fees include the options regulatory fee (“ORF”) and Section 31 fees. ORF is in place to fund the Company’s regulatory oversight function of the exchange marketplace and is determined based on the number of customer contracts and cannot be used for non-regulatory purposes. Section 31 fees are transaction fees charged by the SEC to the exchanges. The Section 31 fees charged to customers are based on the fee set by the SEC per notional value of transactions executed on the Company’s securities markets and are calculated and billed monthly. The Section 31 fees collected by the Company are ultimately payable to the SEC and are therefore classified within cost of revenue in the condensed consolidated statements of operations. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment with the fee reverting to a new rate once legislation for fiscal year 2026 appropriation was enacted. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.
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
Market data fees: Market data fees include making market data available to customers either through direct subscriptions, through third party platforms or through the Company’s participation in the Consolidated Tape Association (“CTA”) Plan, the Unlisted Trading Privileges (“UTP”) Plan, and the Consolidated Quotation System (“CQS”) Plan and the Options Price Regulatory (“OPRA”) Plan (collectively the “U.S. Tape Plans”). Market data revenue includes distributions from the U.S. Tape Plans, which is distributed based upon each individual exchange’s market share of U.S. volume, trades, and/or quotes. Market data revenue also includes market data revenue earned from the sale of proprietary market data directly to the customer on a subscription or ad-hoc basis or from third parties where the Company is the principal in the transaction. Market data revenue is recognized in the period the data is provided. U.S. Tape Plan market data is recognized in the Options and Equities segments. Proprietary market data fees are recognized across all operating segments.
Other revenue: Other revenue primarily includes initial and annual listing fees from TISE, MIAX Futures and BSX listings, member fines, office rental income and interest income from MIAX Futures and Dorman Trading clearing

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
operations. Initial listing fees are billed upfront and recognized as revenue when the performance obligations are satisfied upon the listing becoming effective, which occurs shortly after the contract execution. Annual listing fees are recognized on a straight-line basis over the period to which the fee relates. Member fines are not available for general corporate purposes and can only be used to offset the cost of the MIAX Exchange’s regulatory operations.
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
The following table summarizes revenue disaggregated by the Company’s Options, Equities, Futures and International segments and the Corporate and Other unit (in thousands):

	Three Months Ended March 31, 2026
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$266,818	$27,888	$20,643	$61	$—	$315,410
Access fees	29,118	3,867	390	39	(57)	33,357
Market data fees	9,482	2,157	1,244	80	(8)	12,955
Other revenue	34	53	2,061	5,464	356	7,968
	$305,452	$33,965	$24,338	$5,644	$291	$369,690

Timing of revenue recognition
Services transferred at a point in time	$269,754	$27,941	$20,699	$1,956	$—	$320,350
Services transferred over time	35,698	6,024	3,639	3,688	291	49,340
	$305,452	$33,965	$24,338	$5,644	$291	$369,690

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$234,512	$34,307	$20,449	$36	$—	$289,304
Access fees	20,384	3,480	237	39	(57)	24,083
Market data fees	6,198	2,287	1,085	80	(8)	9,642
Other revenue	—	—	3,026	671	351	4,048
	$261,094	$40,074	$24,797	$826	$286	$327,077

Timing of revenue recognition
Services transferred at a point in time	$234,599	$34,306	$20,735	$120	$—	$289,760
Services transferred over time	26,495	5,768	4,062	706	286	37,317
	$261,094	$40,074	$24,797	$826	$286	$327,077
Deferred transaction revenue consists of prepaid transaction and non-transaction fees which are recognized as revenue when earned. During the three months ended March 31, 2026, the Company received prepaid fees of $5.2 million and recognized deferred transaction revenue of $4.8 million. During the three months ended March 31, 2025, the Company received prepaid fees of $1.6 million and recognized deferred transaction revenue of $1.1 million.
Concentration of revenue: For the three months ended March 31, 2026, the Company derived $166.7 million of the $369.7 million in total revenue from three customers, with such customers accounting for 17%, 16% and 12% of the Company’s total revenue. For the three months ended March 31, 2025, the Company derived $143.6 million of the $327.1 million in total revenue from three customers, with such customers accounting for 18%, 13% and 12% of the Company’s total revenue.
Revenues from transactions with the top three customers for the three months ended March 31, 2026 and 2025, are reported primarily within the Options segment. No customer is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these customers may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
5.RECEIVABLE FROM BROKER-DEALERS, FUTURES COMMISSION MERCHANTS AND CLEARING ORGANIZATIONS
Receivable from and payable to broker-dealers, futures commission merchants and clearing organizations are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Receivable from broker-dealers and futures commission merchants	$2,140	$5,274
Receivable from clearing organizations
Cash margin	139,795	121,384
Cash guarantee deposits	7,368	6,875
Total receivable from broker-dealers, futures commission merchants and clearing organizations	$149,303	$133,533

Liabilities
Payable to clearing organizations	$4,068	$11
Total payable to clearing organizations	$4,068	$11

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
6.INVESTMENTS
From time to time the Company makes investments in entities of strategic relevance. These investments primarily consist of illiquid and non-controlling positions in entities with no readily determinable fair value, which are carried at cost less any impairment and are adjusted for observable price changes from orderly transactions for identical or similar securities. As of March 31, 2026 and December 31, 2025, the carrying amount of investments made by the Company was $29.2 million and $19.2 million, respectively.
On November 25, 2025, M 7 Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a definitive agreement to sell 90% of the issued and outstanding equity of MIAXdx to a joint venture established by Robinhood Markets, Inc. in partnership with Susquehanna International Group. The Company retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera for a carrying value of $10.0 million. The MIAXdx Transaction closed on January 20, 2026. At any time during the three-year period following the closing date, the Company has the right to sell to the buyer all, but not less than all, of its retained equity interest at a predetermined valuation. During the same three-year period, the buyer has the right to acquire 50% of the Company’s retained equity interest at a separately predetermined valuation. See Note 3 - Business Combinations and Dispositions.
7.FIXED ASSETS AND INTERNALLY DEVELOPED SOFTWARE, NET
Fixed assets and internally developed software, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Fixed assets, net:
Land	$2,209	$2,209
Building and improvements	9,373	9,373
Furniture and equipment	137,623	126,086
Leasehold improvements	31,460	31,368
Purchased software	7,492	7,492
Less: Accumulated depreciation and amortization	(134,693)	(129,674)
Total fixed assets, net	$53,464	$46,854

Internally developed software, net:
Capitalized internal-use software	$115,597	$112,843
Less: Accumulated depreciation and amortization	(79,079)	(76,510)
Total internally developed software, net	$36,518	$36,333
Depreciation and amortization expense for fixed assets and internally developed software for the three months ended March 31, 2026 and 2025 was $7.6 million and $6.0 million, respectively.
8.OTHER ASSETS, NET
The following table presents the components of other assets (in thousands):

	March 31, 2026	December 31, 2025
Notes receivable, net of $26.1 million allowance for credit losses as of March 31, 2026 and as of December 31, 2025	$36,749	$39,609
Right of use asset	13,469	15,143
Exchange memberships and stock, at cost	3,829	3,829
Prepaid membership fees	4,000	4,000
Other	924	1,164
Total other assets, net	$58,971	$63,745

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
On September 6, 2023, the SEC approved a revised funding model (“2023 Funding Order”), called the “Executed Share Model,” for the SRO participants and the industry to share CAT costs. The Executed Share Model established a framework that SRO plan participants may use to recover the costs to create, develop, and maintain the CAT, as well as a method for allocating CAT costs among the SRO participants and the industry. Prior to the effectiveness of the Executed Share Model, funding was provided solely by the SROs, partly in exchange for promissory notes.
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
On September 5, 2025, CAT LLC filed with the SEC a proposed amendment to implement a revised funding model (the “Amendment”). On November 21, 2025, the SEC issued an order instituting proceedings to determine whether to approve or disapprove the Amendment. On March 16, 2026, the SEC approved the proposed revised funding model addressing the 11th Circuit’s concerns and limited the funding model’s operation to two years while the SEC conducts a comprehensive review of the CAT. The SEC’s approval order also requires that historical costs must be recouped over a period of two to five years. That means historical costs cannot be fully recouped if the collection period is shortened beyond the approval order’s two-year limitation. On April 1, 2026, CAT LLC issued fee alerts announcing its intent to establish CAT fees consistent with the SEC’s approval order; these fees will apply to May 2026 trading activity, with bills due in July 2026.
On March 25, 2026, petitioners American Securities Association and Citadel Securities LLC filed a new petition for review in the 11th Circuit of the SEC’s approval of the CAT’s revised funding model. If the new petition is successful, the MIAX Exchanges could be required to stop charging both historical and prospective CAT fees. As a result, the SROs, including the MIAX Exchanges, may continue to incur significant costs and not be reimbursed for prospective and historical CAT costs.
On September 30, 2025, the SEC issued an order allowing the SRO participants to reduce CAT operating costs while retaining the CAT’s core regulatory functionality. On December 18, 2025, CAT LLC filed with the SEC a proposed amendment to further reduce CAT operating costs. On March 27, 2026, the SEC approved this proposed amendment.
On April 16, 2024, certain plaintiffs petitioned the United States District Court for the Western District of Texas Waco Division to completely shut down CAT based on constitutional grounds (“Waco Case”). The Waco Case was stayed until January 15, 2026. On January 15, 2026, certain of the defendants motioned the court to continue the stay until July 2026,

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
which plaintiffs oppose. The Waco Case is still pending, and may result in the CAT SRO participants being unable to recoup any CAT costs, as well as incurring addition costs related to CAT.
The following table presents the change in the notes receivable, net of allowance for the notes receivable for the three months ended March 31, 2026 (in thousands):

Balance at December 31, 2025, net of allowance for credit losses	$39,609
Notes issued, net of allowance for credit losses	—
Repayments	(2,860)
Balance at March 31, 2026, net of allowance for credit losses	$36,749
The allowance for notes receivable associated with CAT is calculated primarily based on the structure of the notes and potential outcomes under the CAT funding model.
The following represents the change in allowance for notes receivable for the three months ended March 31, 2026 (in thousands):

Balance at December 31, 2025	$(26,068)
Provision for uncollectible amount	—
Write-offs charged against the allowance	—
Recoveries collected	—
Balance at March 31, 2026	$(26,068)
9.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table presents the components of accounts payable and other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$13,217	$8,326
Liquidity payments payable	43,243	32,491
Accrued expenses	8,736	8,970
Current portion of capital lease obligation	171	173
Current portion of operating lease liability	6,454	6,518
Marketing fees payable	10,126	11,692
Accrued interest payable	184	168
Accrued taxes payable	1,378	1,204
Other	520	238
Accounts payable and other liabilities	$84,029	$69,780
10.DEBT OBLIGATIONS
The carrying value of the Company’s outstanding debt consisted of the following (in thousands, except for interest rate):

	Interest Rate	March 31, 2026	December 31, 2025
Notes payable	8.0%	$1,519	$1,519
Total		1,519	1,519
Unamortized debt discount and issue cost		(8)	(11)
Total debt, including current obligations		1,511	1,508
Current portion of long-term debt		(1,511)	(1,508)
Total long-term debt		$—	$—

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
2029 Senior Secured Term Loan
In August 2024, the Company entered into a $100 million senior secured term loan (the “2029 Senior Secured Term Loan”), which bore interest at 12.90% per annum and was scheduled to mature in August 2029. In June 2025, the Company entered into an amendment to obtain an additional $40 million incremental term loan on substantially similar terms.
In connection with the 2029 Senior Secured Term Loan, the Company issued to the lenders warrants to purchase up to 2,277,338 and 1,518,226 shares of common stock with exercise prices equal to $7.15 and $8.55 per share, respectively. The warrants had an associated put right in which the lenders had the right to require the Company to redeem any unexercised portion of the warrants for a purchase price equal to its fair value. The put right terminated upon the completion of the Company’s IPO in August 2025.
Prior to the IPO, the puttable warrants were classified as a liability and remeasured at fair value each reporting period, with any change in the fair value recognized as a component of non-operating income (expense) in the consolidated statements of operations. Upon completion of the IPO, the puttable warrant liability was reclassified to equity.
On August 18, 2025, the Company used proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan, including the incremental term loan, for total consideration of $178.4 million, which included accrued interest and a prepayment premium. The Company recorded a loss on debt extinguishment of $107.7 million during the year ended December 31, 2025.
In December 2025, in connection with a secondary offering completed by the Company, the lenders exercised an aggregate of 3,690,079 warrants on a cashless basis, resulting in the issuance of 3,065,826 shares of the Company’s common stock. During the first quarter of 2026, the lenders exercised the remaining outstanding warrants, resulting in no warrants outstanding as of March 31, 2026.
The Company recognized $4.2 million of interest expense related to the 2029 Senior Secured Term Loan during the three months ended March 31, 2025, including $0.9 million related to the accretion of the debt discounts and deferred financing costs.
Convertible loans
During the year ended December 31, 2020, the Company issued a 9.5% convertible loan for $5.0 million to an existing stockholder due five years from the date of issuance. Interest was payable quarterly and the loan was convertible into the Company’s common stock at the option of the holder at a price of $16.00 per share. In December 2025, the lender converted the entire $5.0 million of outstanding principal into 312,500 shares of common stock at a conversion price of $16.00 per share. The total accrued and unpaid interest was $0.1 million as of the date of conversion, which was converted into 5,287 shares of the Company's common stock. The Company recognized interest expense amounting to $0.2 million related to the convertible loans for the three months ended March 31, 2025.
Notes Payable
In December 2023, the Company issued a $1.5 million promissory note at an interest rate of 8% to an existing stockholder due three years from the date of issuance. Interest is payable on a semi-annual basis in cash or shares of the Company’s common stock at the price of $20.50 per share at the option of the holder. The Company issued 7,408 warrants to purchase common stock at an exercise price of $20.50 per share to the lender. The fair value of the warrants issued was immaterial, which was recorded as debt discount and is being amortized over the term of the loan. Interest expense and the amortization of debt discount was immaterial both the three months ended March 31, 2026 and 2025.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The future expected loan repayment related to the senior secured term loan, notes payable and convertible loans as of March 31, 2026 are as follows (in thousands):

Remainder of 2026	$1,519
2027 and thereafter	—
1,519
Less: Unamortized debt discount and debt issuance costs	(8)
Total	$1,511
Interest expense recognized on the senior secured term loans, convertible loans and notes payable, included in interest expense and amortization of debt issuance cost in the condensed consolidated statements of operations, for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Component of interest expense:
Contractual interest	$30	$3,402
Amortization of debt discount and issuance cost and beneficial conversion factor	3	1,012
Interest expense	$33	$4,414
Lines of Credit
As of March 31, 2026, MIAX Futures maintained two unsecured revolving lines of credit with a bank, one for $6.0 million and another for $4.0 million. Both unsecured lines of credit expire on December 31, 2027. Borrowings bear interest at the bank’s prime rate less 0.25% (effective rate of 6.50% as of both March 31, 2026 and December 31, 2025) and have an annual commitment fee of 0.40%. MIAX Futures also maintains a secured line of credit with another bank for $40 million which will expire on July 28, 2026. The secured line of credit carries an interest at the bank’s prime rate of 6.75% as of both March 31, 2026 and December 31, 2025, and an annual commitment fee of 0.25% through July 2026. At March 31, 2026 and December 31, 2025, there were no amounts outstanding on any lines of credit.
No interest expense was incurred related to the above lines of credit for the three months ended March 31, 2026 and 2025. MIAX Futures is required to maintain certain financial minimums and restrictions. MIAX Futures complied with all such covenants as of March 31, 2026.
As of March 31, 2026, Dorman Trading maintained an unsecured revolving line of credit for $10.0 million at an interest rate equal to the bank’s prime rate. If the loans are not repaid when due, the interest rate would be determined by adding 3.0% to the prime rate. There was no amount outstanding as of March 31, 2026 and December 31, 2025 and Dorman Trading did not incur any interest expense during the three months ended March 31, 2026 and 2025.
11.GOODWILL AND INTANGIBLE ASSETS
The following table presents the details of goodwill by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$43,736	$—	$18,475	$62,211
Foreign currency translation	—	—	—	(299)	(299)
Balance as of March 31, 2026	$—	$43,736	$—	$18,176	$61,912

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the details of the carrying value of intangible assets by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$88,812	$—	$81,962	$170,774
Amortization	—	(101)	—	(217)	(318)
Foreign currency translation	—	—	—	(1,246)	(1,246)
Balance as of March 31, 2026	$—	$88,711	$—	$80,499	$169,210
The following table presents the gross carrying value and accumulated amortization for intangible assets (in thousands):

	March 31, 2026
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(1,496)	$146,504
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.3	20,250	(3,248)	(296)	16,706
Other	—	200	(200)	—	—
Total		$174,450	$(3,448)	$(1,792)	$169,210

	December 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(452)	$147,548
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.6	20,250	(2,930)	(94)	17,226
Other	—	200	(200)	—	—
Total		$174,450	$(3,130)	$(546)	$170,774
The Company recorded amortization expense of $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization expense of the intangible assets is as follows (in thousands):

Remainder of 2026	$753
2027	1,273
2028	1,273
2029	1,273
2030	1,273
Thereafter	10,861
Total	16,706
In 2021, BSX entered into agreements with a wholly owned subsidiary of Pyth Data Foundation (“Pyth”) to provide certain data to the Pyth Network in exchange for 500 million Pyth tokens. During 2023, pursuant to a replacement token agreement, BSX received 500 million replacement Pyth tokens which were locked and restricted from trading with a four year unlock schedule commencing on May 20, 2024. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock. Locked Pyth tokens are considered the right to receive crypto tokens.
On May 20, 2025, the second tranche of the 125 million right to receive Pyth tokens were unlocked by the Pyth Network and BSX sold the entire 125 million tokens for $16.2 million, net of expenses incurred. The Company recorded a loss on sale of $2.1 million, which was the difference between the fair value of the derivative assets and the net proceeds received. The loss on sale of intangible asset was recorded in non-operating (expense) income on the condensed consolidated statement of operations.
The remaining 250 million locked Pyth tokens as of March 31, 2026 are expected to be unlocked at a rate of 125 million tokens on each of the next two unlock anniversary dates of May 20, 2026 and 2027. The Company received an additional 1.2 million locked reward Pyth tokens, which will be unlocked at various times during 2026 through 2028. When BSX becomes entitled to the right to receive crypto tokens, it assesses if such right includes an embedded feature that meets the definition of a derivative requiring separate accounting treatment. At each reporting date, BSX reevaluates its conclusion on whether there is an embedded derivative based on current facts and circumstances. During the second quarter of 2024, an active market emerged for Pyth tokens, the crypto tokens in which BSX has outstanding rights to receive in exchange for its previous services to certain customers. Prior to the existence of an active market, BSX concluded that the right to receive crypto tokens did not meet the definition of a derivative as there was no market mechanism to net settle the contract so therefore it was not separately accounted for as an embedded derivative. Once an active market was established in the second quarter of 2024, BSX determined that the right to receive crypto tokens included an embedded derivative to be separately accounted for in accordance with Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. The embedded derivatives are recognized at fair value at each reporting date and recorded in derivative assets (current and noncurrent) in the condensed consolidated balance sheets. Changes in the fair value of the embedded derivatives are reported in unrealized loss on derivative assets in the condensed consolidated statements of operations.
As of March 31, 2026 and December 31, 2025, the Company recognized the fair value of derivative assets on the condensed consolidated balance sheets amounting to $8.6 million and $11.1 million. The corresponding change in fair value during the three months ended March 31, 2026 and 2025 resulted in a loss of $2.5 million and $42.4 million and was recorded in unrealized loss on derivative assets within non-operating (expense) income on the condensed consolidated statements of operations. The derivative assets are classified as current or noncurrent in the condensed consolidated balance sheets based on the timing when tranches of Pyth tokens are expected to unlock.
12.EMPLOYEE BENEFIT PLAN
The Company maintains a voluntary defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 50% of the first 6% of employee contributions. The expense relating to the matching contribution was $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
13.CLEARING HOUSE PERFORMANCE BONDS AND GUARANTEE FUNDS
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
As of March 31, 2026 and December 31, 2025, the Company had performance bonds and guarantee funds totaling $335.3 million and $305.7 million respectively, as summarized below (in thousands):

	March 31, 2026
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$30,754	$247,638	$278,392
Security deposits	47,945	8,982	56,927
Total performance bonds and guarantee funds	$78,699	$256,620	$335,319

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2025
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$22,073	$226,684	$248,757
Security deposits	48,005	8,984	56,989
Total performance bonds and guarantee funds	$70,078	$235,668	$305,746
__________________
1.The U.S. Treasury Bills are not reflected in the condensed consolidated balance sheets, as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge.
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
Cash deposited as performance bonds and guarantee funds is included on the condensed consolidated balance sheets because the cash is deposited in MIAX Futures controlled bank accounts. MIAX Futures at its discretion, may distribute interest earned on the cash balances that are posted for margin and security deposits. MIAX Futures distributed interest amounting to $0.2 million for both the three months ended March 31, 2026 and 2025, which is reflected within other cost of revenues in the condensed consolidated statements of operations. U.S. Treasury Bills deposited by the clearing members are not reflected on the condensed consolidated balance sheets as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge, and MIAX Futures does not earn interest on them. These U.S. Treasury Bills are held at a nominee account in MIAX Futures’ name for the benefit of the clearing members and are immediately accessible by MIAX Futures in the event of a default.
14.FAIR VALUE MEASUREMENT
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$18,313	$18,313	$—	$—
Derivative assets (current and non-current portion)	8,590	—	8,590	—
Total assets	$26,903	$18,313	$8,590	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$16,942	$16,942	$—	$—
Derivative assets (current and non-current portion)	11,131	—	11,131	—
Total assets	$28,073	$16,942	$11,131	$—
__________________
1    These amounts are reflected within other current assets in the condensed consolidated balance sheets.
Equity securities that trade in active markets and are valued using quoted market prices with reasonable levels of price transparency are classified within Level 1 of the fair value hierarchy.
As disclosed in Note 11, during 2023, BSX received 500 million Pyth tokens, of which 125 million were unlocked in May 2024 and another 125 million were unlocked in May 2025. As of March 31, 2026 and December 31, 2025, 250 million tokens remain unlocked. The entire locked Pyth tokens were accounted for as an embedded derivative recognized at fair value at March 31, 2026 and December 31, 2025. In estimating the fair value of the right to receive Pyth tokens which

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
are classified under Level 2, the Company applied a discount for lack of marketability using option pricing models utilizing observable inputs which include comparable tokens and their volatility.
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company invests in securities without readily determinable fair values in which the carrying value was $29.2 million and $19.2 million as of March 31, 2026 and December 31, 2025, respectively. There were no impairments or adjustments to the carrying value of the investments without readily determinable fair values during the three months ended March 31, 2026 and 2025.
The Company’s long-lived assets, including fixed assets, goodwill, indefinite-lived intangible and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. Fair value of these assets is estimated using primarily unobservable inputs. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
The Company assesses fair value of goodwill at the reporting unit level annually unless there is a triggering event. The Company may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment. When a qualitative impairment assessment for goodwill and indefinite-lived intangible assets was performed at October 1, 2025, the Company considered relevant events and circumstances, including macroeconomic conditions, industry and market trends, overall financial performance, changes in key assumptions, and other entity-specific factors. Based on this qualitative assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset was less than its carrying amount. Accordingly, no quantitative impairment testing was performed and no impairment charges were recorded in 2025.
When the quantitative approach is used, the fair value of a reporting unit is determined utilizing a combination of an income approach (i.e. discounted cash flow) and a market approach, and compared to its carrying value. Internal operational budgets and long-range strategic plans are used as a basis for the discounted cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. When the quantitative approach is used, the fair value of indefinite-lived intangibles, which consists of exchange licenses, is determined by estimating the future cash flows and discounting the net cash flows back to their present values or using a market approach, as appropriate.
Fair Value of Assets and Liabilities
The Company’s debt obligations are comprised of notes payable which is presented at carrying value on the Company’s condensed consolidated balance sheets. The carrying values and fair values of the Company’s debt obligations are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	1,511	1,454	1,508	1,426
	$1,511	$1,454	$1,508	$1,426
15.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company from time to time enters into long term agreements with vendors to provide certain services. As of March 31, 2026, the outstanding commitment was $12.8 million, of which $2.1 million is payable in 2026, $2.1 million in 2027, $1.9 million in 2028, $1.8 million in 2029, $1.6 million in 2030 and $3.3 million in 2031 and beyond.
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
MIAX Futures is a Designated Contract Market (“DCM”) and a Derivatives Clearing Organization (“DCO”) that operate under the regulatory oversight of the Commodity Futures Trading Commission (“CFTC”). As such, MIAX Futures is required to maintain financial resources to cover its projected operating costs for a period of at least one year. The financial resources must include unencumbered, liquid financial assets which may include a committed line of credit or similar facility equal to at least six months of its projected operating costs. At March 31, 2026, MIAX Futures was in compliance with all DCM and DCO financial requirements.
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
Dorman Trading Member Guarantees
Dorman Trading is a member of various exchanges that trade and clear futures contracts. Dorman Trading may be required to pay a proportionate share of the financial obligations of another member who may default on its obligation to the exchange in accordance with the rules of the applicable exchange of which Dorman Trading is a member. Although the rules governing different exchange memberships vary, in general Dorman Trading’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements. The Company believes that any potential requirement to make payments under these agreements is remote.
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
At March 31, 2026 and December 31, 2025, Dorman Trading had adjusted net capital of $28.5 million and $27.7 million, respectively. Under Regulation 1.17, the net capital requirement at March 31, 2026 and December 31, 2025 was $7.2 million and $4.5 million, respectively. Additionally, as of March 31, 2026 and December 31, 2025, Dorman Trading was in compliance with the minimum capital requirements of the exchanges in which Dorman Trading operates. The net capital rule may effectively restrict member withdrawals and the repayment of subordinated loans.
Claims and Litigation
Nasdaq
On September 1, 2017, Nasdaq, Inc. (“Nasdaq”) together with its subsidiaries Nasdaq ISE, LLC and FTEN, Inc., filed an action against the Company in the U.S. District Court for the District of New Jersey (the “Court”) alleging infringement of seven patents and trade secret misappropriation relating to electronic trading technology and platforms. The Company

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
subsequently filed seven petitions before the Patent Trial and Appeal Board (“PTAB”) at the United States Patent and Trademark Office (“USPTO”) challenging the validity of the asserted patents. The Court proceeding was stayed in December 2018, pending resolution of the PTAB proceedings. The Court dismissed with prejudice one of the asserted patents from the Court action, and the Company withdrew its petition at the PTAB. All claims asserted by Nasdaq against the Company under the remaining six patents at issue were invalidated by the PTAB in 2019 (the “PTAB Final Written Decisions”). On June 7, 2022, the USPTO Director denied Nasdaq’s request for Director review of the PTAB Final Written Decisions.
On August 31, 2021, the Company filed an Answer and Counterclaims in the Court (the “Company’s Answer”). The Company’s Answer included denials of infringement and trade secret misappropriation and counterclaims by the Company, including claims for antitrust violations, patent misuse, sham litigation, and fraud on the USPTO in procuring the asserted patents. The Company is seeking attorneys’ fees and costs and such other relief as the Court may find to be just and proper. On June 21, 2022, Nasdaq waived its right to appeal the PTAB’s Final Written Decisions, Nasdaq’s patent infringement claims were dismissed with prejudice, and the stay in the Court matter was lifted. The Company filed an Amended Answer and Counterclaims on August 5, 2022. The Amended Counterclaims added claims of fraud on the patent office and Lanham Act violations. On July 25, 2023, the Court denied a motion by the Company to dismiss Nasdaq’s remaining trade secret claims and also denied a motion by Nasdaq to dismiss the Company’s counterclaims. The Court granted Nasdaq’s motion to stay and bifurcate the Company’s counterclaims.
The parties each filed motions for summary judgment and motions to exclude certain expert witnesses. On September 29, 2025, the Court denied Nasdaq’s and the Company’s respective motions for summary judgment, as well as the parties’ motions to exclude certain experts. The Court granted Nasdaq’s motion to bifurcate the Company’s equitable defenses. Subsequently, the Court directed the parties to re-initiate discovery on the Company’s counterclaims. The Court further indicated that it intends to preside over one trial with two phases, the first phase addressing Nasdaq’s trade secret claims, followed by a second phase in which the Company would present its counterclaims. The Company intends to continue defending its interest in this matter vigorously.
General

As a self-regulatory organization under the jurisdiction of the SEC, and as a DCO and DCM under the jurisdiction of the CFTC, and as registered exchanges under the jurisdictions of the Bermuda Monetary Authority (“BMA”) and GFSC, each of the MIAX Exchanges, MIAX Futures, BSX and TISE are subject to routine reviews and inspections by the SEC, CFTC, BMA and GFSC, respectively and as applicable. Dorman Trading, as a registered Futures Commission Merchant (“FCM”), is regulated by the CFTC and is subject to routine reviews and inspections by the CFTC and National Futures Association (“NFA”). Management does not believe that the outcome of any of these reviews or inspections will have a material impact on the condensed consolidated financial position, results of operations or cash flows of the Company.
In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, these matters will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.
16.EQUITY
Common Stock
At March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 400,000,000 shares of voting common stock, $0.001 par value per share and 200,000,000 shares of nonvoting common stock, $0.001 par value per share. As of March 31, 2026, 94,722,622 and 94,211,531 shares of common stock were issued and outstanding, respectively. As of December 31, 2025, 85,890,086 and 85,536,287 shares of common stock were issued and outstanding, respectively. There were no issued or outstanding shares of nonvoting common stock as of March 31, 2026 and December 31, 2025.
The Company’s amended and restated certificate of incorporation contains certain voting and ownership limitations and transfer restrictions that will remain in place for as long as the Company controls a registered U.S. national securities exchange. Specifically, the Company’s amended and restated certificate of incorporation prohibits (i) any person from owning greater than 40% of any class of the Company’s capital stock, (ii) exchange members from owning greater than 20% of any class of the Company’s capital stock and (iii) all persons from voting shares representing more than 20% of the voting power of the Company’s then issued and outstanding capital stock either alone or together with any related persons, in each case subject to certain conditions and exceptions, including the waiver by the board of directors (except with

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
respect to exchange members). Subject to the foregoing limitations, holders of common stock are entitled to one vote per share.
Immediately prior to the completion of the Company’s IPO in August 2025, all of the then issued and outstanding shares of the Company’s nonvoting common stock and Series B convertible preferred stock were converted into an aggregate of 3,706,117 and 946,959 shares, respectively, of the Company’s voting common stock on a one-for-one basis.
As of March 31, 2026 and December 31, 2025, 26,611,922 and 36,256,212 shares of common stock, respectively, were reserved for issuance in connection with warrants, convertible accrued interest and share-based incentive plans.
Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock $0.001 par value per share in one or more series, as may be designated by the board of directors. There were no issued or outstanding shares of preferred stock as of March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2025, the Company issued 11,568 shares of Series B convertible preferred stock pursuant to cashless exercises of 25,000 options to purchase shares of Series B convertible preferred stock.
In 2010, all outstanding Series A preferred shares were converted into common stock. As part of this conversion, the holders converting Series A preferred shares received contingent promissory notes totaling $15.0 million, which remain outstanding as of March 31, 2026. These contingent promissory notes are only payable, without interest, upon a deemed liquidation event which includes a merger or sale of the Company, therefore expense will only be recognized at such time.
Treasury Stock
The Company has generally withheld shares of its common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the fair value of the common stock on the date of issuance or vesting and reflected as a reduction to the Company’s stockholders’ equity and included in treasury stock, at cost in the condensed consolidated balance sheets. The weighted average cost per share held in treasury was $28.46 and $23.27 as of March 31, 2026 and December 31, 2025, respectively.
Warrants
The Company issued warrants to purchase shares of common stock primarily in connection with equity rights programs (“ERP”, see Equity Rights Program below), stock issuances, certain debt issuances, and consulting agreements. There were outstanding warrants to acquire 6,223,253 and 14,215,311 shares of common stock outstanding at March 31, 2026 and December 31, 2025, respectively.
The warrants vest over time or upon the achievement of performance criteria with respect to certain warrants issued in connection with certain service providers and generally expire at various times through 2030. There were 1,350,000 unvested warrants as of March 31, 2026 and December 31, 2025. The fair value of each warrant grant was derived using the Black-Scholes option pricing model. The Company recorded $0.04 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, of share-based compensation expense related to warrants issued in connection with consulting agreements.
Effective as of June 30, 2025, the Company entered into an exchange agreement with one of its ERP participants pursuant to which the ERP participant surrendered and the Company canceled and retired 5,887,286 shares of its voting common stock and 331,218 shares of its nonvoting common stock in exchange for a pre-funded warrant to purchase up to 6,218,504 shares of the Company’s voting common stock, which had a perpetual term, an exercise price equal to $0.002 per share and a cashless exercise feature. If the Company paid any dividends or otherwise made any pro rata distributions to its stockholders, the holder of the pre-funded warrant was also entitled to receive its share of such dividends or distributions on an as-exercised basis based on the number of shares of the Company’s common stock then issuable pursuant to the pre-funded warrant. In August 2025, the ERP participant exchanged an additional 575,071 shares of the Company’s voting common stock it purchased from an ERP II participant (then shares of puttable common stock prior to the purchase) for a pre-funded warrant to purchase up to 575,071 shares of the Company’s voting common stock with the same terms as the initial pre-funded warrant above (see Equity Rights Program below).

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
In February 2026, the ERP participant exercised the entire outstanding balance of the pre-funded warrants which were exercisable for an aggregate of 6,793,575 shares of the Company’s common stock. Pursuant to cashless exercises, the Company issued an aggregate of 6,793,245 shares of common stock, net of 330 shares surrendered for the exercise price.
During the three months ended March 31, 2026, the Company raised proceeds of $1.2 million through the exercise of 85,386 of previously issued warrants to purchase common stock and issued 721,421 shares of voting common stock pursuant to cashless exercise of 1,103,097 warrants (excluding the warrants exercised by the holder of the pre-funded warrants).
During the three months ended March 31, 2025, the Company issued an aggregate of 5,000 shares of voting common stock for warrants exercised for cash proceeds of $0.1 million. There were no cashless exercise of warrants during the three months ended March 31, 2025.
The following table summarizes information about warrant activities for the three months ended March 31, 2026 and 2025:

	Common Stock Warrants
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	14,215,311	$8.03
Exercised	(7,982,058)	$2.13
Expired	(10,000)	$15.22
Outstanding at March 31, 2026	6,223,253	$15.60

Outstanding at December 31, 2024	14,615,703	$11.91
Exercised	(5,000)	$14.00
Expired	(62,500)	$16.11
Outstanding at March 31, 2025	14,548,203	$11.89
Additional information regarding warrants outstanding as of March 31, 2026 and December 31, 2025 is as follows:

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Issued with debt	$20.50	Dec 2026	7,408
Issued to employees, directors and service providers	$18.55	Sep 2026 - Mar 2030	2,101,250
Issued with common stock	$15.03	Dec 2026 - Dec 2027	1,472,103
Purchase of warrants	$14.50	Oct 2026	2,362,279
Issued to strategic investors under ERPs	$5.50	Aug 2027	280,213
Outstanding at March 31, 2026			6,223,253

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Pre-funded warrant	$0.002	Perpetual	6,793,575
Issued with debt	$15.23	Jul 2026 - Aug 2032	312,893
Issued to employees, directors and service providers	$18.16	Jan 2026 - Mar 2030	2,620,000
Issued with common stock	$15.34	Apr 2026 - Dec 2027	1,613,781
Purchase of warrants	$14.50	Oct 2026	2,362,279
Issued to strategic investors under ERPs	$5.50	Aug 2027	512,783
Outstanding at December 31, 2025			14,215,311
Equity Rights Program
The Company launched five ERPs between September 2013 and September 2020, allowing customers to obtain common stock warrants in return for a prepaid fee applied to future purchases. Warrants vested in tranches based on performance conditions tied to qualifying trade volumes on the Company’s exchanges.
The shares of common stock and warrants issued under ERP I and II were classified as liability instruments while those issued under ERP III, IV and V were classified as equity instruments on the Company’s condensed consolidated balance sheets. The ERP awards were accounted for as consideration payable to a customer and recorded as cost of revenue over the vesting period based on the grant date fair value of the awards.
Puttable common stock from exercise of ERP I and II warrants:
All vested warrants under ERP I and II were exercised before their expiration on August 31, 2020 and January 31, 2022, respectively. The Company recorded the underlying puttable common stock issued upon exercise of the warrants as a liability. ERP I and II participants had a put right to require the Company to purchase a certain percentage of the shares held on the put vesting date in cash at a price per share equal to a fixed percentage of the fair market value of the Company’s common stock. The put right terminated upon the completion of the Company’s IPO in August 2025, resulting in the extinguishment of the related put liability and its reclassification to equity.
The puttable common stock had been carried at fair value and remeasured at each reporting period until settlement or when the redemption feature was eliminated. The change in fair value was recorded as non-operating income (expense) within the condensed consolidated statements of operations.
In February 2025, an ERP II participant sold 1,150,142 shares of puttable common stock to another ERP participant. In connection with the sale, the put right associated with the shares was terminated. At termination date, the Company remeasured the fair value of the put liability for $25.7 million and recorded the fair value in common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2025. In August 2025, prior to the Company’s IPO, the ERP II participant sold additional 575,071 shares of puttable common stock to the same entity. Immediately following such sale, the ERP participant exchanged those shares with the Company for a pre-funded warrant to purchase up to 575,071 shares of the Company’s voting common stock.
Warrants under ERP III, IV and V:
The terms of ERP III, IV and V are similar to ERP I and II, except the shares do not have any put right and therefore the ERP III, IV and V awards are equity classified. All vested warrants under ERP III and IV were exercised prior to their expiration on June 30, 2024 and April 30, 2025, respectively.
On September 11, 2020, the Company entered into ERP V where the vesting period ended on June 30, 2024. ERP V warrants expire on the earliest to occur of (i) August 15, 2027 (the two-year anniversary of the Company’s IPO) or (ii) a merger or sale of the Company. During the first quarter of 2026, 232,570 warrants were exercised, including the issuance of 190,635 shares of voting common stock pursuant to cashless exercise of 219,995 ERP V warrants. As of March 31, 2026 and December 31, 2025, the number of outstanding ERP V warrants was 280,213 and 512,783, respectively.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
17.SHARE-BASED COMPENSATION
In accordance with the Company’s stock incentive plans, the Company may grant stock option awards to employees, consultants and non-employee members of the Company’s Board of Directors. The Company may grant restricted stock awards to employees, consultants and non-employee members of the Company’s Board of Directors.
On May 16, 2022, the Company adopted the 2022 Equity Incentive Plan (“2022 Plan”) whereby the Company may grant up to 10,000,000 shares of the Company’s voting common stock. Commencing on the first day of each fiscal year beginning January 1, 2023 and ending January 1, 2032, the available shares under the 2022 Plan are to be increased by a number of shares of voting common stock of the Company equal to the lesser of (a) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year and (b) such smaller number of shares as determined by a committee as defined in the 2022 Plan. As a result, effective January 1, 2026, the available shares under the 2022 Plan were increased for a new total of 23,129,145 shares.
In addition to the 2022 Plan, the Company has outstanding stock awards that were granted under various employee and director stock incentive plans. These previous plans were terminated prior to the adoption of the 2022 Plan.
Stock Options
Share-based compensation payments related to stock options are recognized in the condensed consolidated financial statements based on the grant date fair value using the Black-Scholes option pricing model. Share-based compensation expense is recognized over the related service or vesting period, net of actual forfeitures. Stock options generally vest over a period of up to five years and expire after ten years. No stock options were granted during the three months ended March 31, 2026. The following assumptions were used by the Company for determining the fair value of awards granted during the three months ended March 31, 2025:

Weighted-average expected term (years)	5.3 – 6.0
Volatility (range)	26.2% – 27.2%
Risk-free interest rate	4.1%
Dividend yield	0.00%
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was $7.54. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $38.5 million and $0.6 million, respectively.
Share-based compensation expense is included in compensation and benefits expense in the condensed consolidated statements of operations. Stock-based compensation expense related to stock options was $4.5 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there were $18.3 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.99 years.
The following table summarizes information about the stock option activity during the three months ended March 31, 2026 (aggregate intrinsic value, in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	22,037,914	$16.43	5.10	$616,036
Exercised	(1,479,671)	$15.22
Cancelled, expired or forfeited	(171,035)	$21.93
Outstanding at March 31, 2026	20,387,208	$16.48	4.81	$457,956
Exercisable at March 31, 2026	17,002,522	$15.39	4.01	$400,109

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Additional information regarding stock options outstanding as of March 31, 2026 is as follows (aggregate intrinsic value, in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Exercisable Options	Aggregate Intrinsic Value
$12.00	7,434,033	1.93	$200,124	7,434,033	$200,124
$13.50	173,279	3.93	4,405	173,279	4,405
$14.00	717,935	4.08	17,891	717,935	17,891
$15.22	2,308,769	4.69	54,718	2,308,769	54,718
$15.50	150,898	5.05	3,534	150,898	3,534
$16.14	2,084,602	5.30	47,487	2,084,602	47,487
$16.34	26,999	5.65	610	26,999	610
$19.84	1,744,190	6.98	33,279	1,744,190	33,279
$20.00	312,671	7.88	5,916	247,632	4,685
$20.08	1,585,057	8.02	29,862	593,064	11,173
$20.60	16,657	7.23	305	16,657	305
$20.76	333,433	4.51	6,055	255,786	4,645
$21.32	21,148	8.50	372	21,148	372
$22.34	223,054	6.41	3,698	203,389	3,372
$22.40	2,136,759	9.12	35,299	21,167	350
$23.00	78,000	9.37	1,242	—	—
$24.70	94,999	6.50	1,351	94,999	1,351
$25.78	498,787	5.92	6,554	498,787	6,554
$25.98	273,688	6.17	3,542	273,688	3,542
$26.00	132,500	6.55	1,712	132,500	1,712
$44.07	3,000	9.65	NA	3,000	NA
$44.73	250	9.67	NA	—	NA
$48.94	36,500	9.61	NA	—	NA
	20,387,208	4.81	$457,956	17,002,522	$400,109
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
The total fair value as of the respective vesting dates of restricted stock was $33.8 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively, including $15.5 million of fair value for 375,000 shares of restricted stock that vested during the three months ended March 31, 2026, for which vesting was triggered upon the IPO and was subject to the satisfaction of related post-IPO service conditions.
Total compensation expense related to the shares granted was $4.3 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively, including $2.0 million of compensation expense related to certain awards for which vesting was triggered upon the IPO, subject to subsequent time-based service conditions, during the three months ended March 31, 2026. The compensation expense related to restricted stock is included in employee compensation and benefits on the condensed consolidated statements of operations. Share-based compensation expense related to the restricted stock awards is measured at the grant date fair value of the Company’s common stock. See Note 14 - Fair Value Measurement for details regarding the Company’s common stock valuation prior to the IPO.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2026, there was $4.9 million of unrecognized compensation cost. Of this amount, $3.4 million relates to awards for which the time-based vesting condition is not fully satisfied and the weighted average period of unrecognized share-based compensation cost is 0.35 year. Unrecognized share-based compensation of $1.4 million relates to awards for which the performance-based vesting condition had not yet been satisfied.
The following table summarizes information about the unvested restricted stock activities during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	1,580,082	$18.73
Vested	(824,395)	$16.43
Outstanding at March 31, 2026	755,687	$21.25

18.SEGMENT REPORTING
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
Futures – The Futures segment includes transaction services provided by MIAX Futures and Dorman Trading, which includes offerings for trading and clearing of futures products, the licensing of proprietary market data, as well as access services.
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
An operating segment is generally defined as a component of business for which discreet financial information is available and whose results are reviewed by the CODM. Operating segments are aggregated into reportable segments if certain criteria are met. The Company’s CODM is its Chief Executive Officer who manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. Revenue and cost of revenue is recorded specifically in the segment in which they are earned or to which they relate. The Company directly allocates expenses to the operating segments when reasonably possible to do so. Management provides the non-operating (expenses) income and income (loss) before tax provision at the segment-level to the CODM on a recurring basis. However, the CODM does not consider non-operating (expense) income when evaluating performance of or allocating resources to the operating segment.
The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate and Other (in thousands):

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2026
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$305,452	$33,965	$24,338	$5,644	$291	$369,690
Less: Cost of revenue	194,185	27,301	19,708	—	(97)	241,097
Revenues less cost of revenue	111,267	6,664	4,630	5,644	388	128,593
Operating expenses
Compensation and benefits	21,050	4,165	10,441	2,231	6,503	44,390
Information technology and communication costs	4,303	1,545	2,914	453	268	9,483
Depreciation and amortization	4,326	1,056	1,563	435	708	8,088
Professional fees and outside services	4,858	272	305	462	5,510	11,407
General, administrative, and other expenses	3,930	680	1,854	800	1,993	9,257
Total operating expenses	38,467	7,718	17,077	4,381	14,982	82,625
Operating income (loss)	72,800	(1,054)	(12,447)	1,263	(14,594)	45,968
Non-operating (expense) income
Interest income	110	—	114	159	4,003	4,386
Interest expense and amortization of debt issuance costs	—	—	—	—	(45)	(45)
Gain on sale of business	—	—	—	—	50,547	50,547
Unrealized loss on derivative assets	—	—	—	(2,541)	—	(2,541)
Other, net	—	—	1,330	—	402	1,732
Income (loss) before income tax provision	$72,910	$(1,054)	$(11,003)	$(1,119)	$40,313	$100,047

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$261,094	$40,074	$24,797	$826	$286	$327,077
Less: Cost of revenue	179,870	36,415	18,908	—	—	235,193
Revenues less cost of revenue	81,224	3,659	5,889	826	286	91,884
Operating expenses
Compensation and benefits	16,665	3,426	11,475	1,117	5,088	37,771
Information technology and communication costs	3,346	1,563	1,977	458	204	7,548
Depreciation and amortization	3,062	1,487	979	157	485	6,170
Professional fees and outside services	4,064	530	745	186	3,732	9,257
Acquisition-related costs	—	—	—	—	654	654
General, administrative, and other expenses	3,504	656	1,974	363	1,694	8,191
Total operating expenses	30,641	7,662	17,150	2,281	11,857	69,591
Operating income (loss)	50,583	(4,003)	(11,261)	(1,455)	(11,571)	22,293
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(203)	(203)
Change in fair value of puttable warrants issued with debt	—	—	—	—	569	569
Interest income	430	—	196	—	669	1,295
Interest expense and amortization of debt issuance costs	—	—	(35)	—	(4,395)	(4,430)
Unrealized loss on derivative assets	—	—	—	(42,413)	—	(42,413)
Other, net	(1)	—	1,615	—	65	1,679
Income (loss) before income tax provision	$51,012	$(4,003)	$(9,485)	$(43,868)	$(14,866)	$(21,210)
19.INCOME TAXES
The Company calculates the provision for income tax during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.
Based on our analysis of all positive and negative evidence available as of March 31, 2026, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our deferred tax assets will be realizable. Accordingly, we have recognized a tax benefit in the three months ended March 31, 2026 for the release of the entire deferred tax valuation allowance. The effective tax rate from continuing operations was (70.1)% and (1.0)% for the three months ended March 31, 2026 and 2025, respectively. The higher negative effective tax rate in 2026 compared to 2025 was mainly due to the release of the deferred tax valuation allowance in 2026. The effective tax rates differ from the U.S. statutory rate primarily due to movement in the valuation allowances in the corresponding periods.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
20.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with companies affiliated with certain stockholders, directors, and executive officers of the Company, to provide consulting services to the Company in exchange for compensation. No payments were made to related parties during the three months ended March 31, 2026 and the Company paid $0.7 million for certain consulting services during the three months ended March 31, 2025.
21.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stock	$170,224	$(21,420)

Weighted-average common shares outstanding:
Basic	91,793,374	63,549,403
Diluted	109,154,227	63,549,403

Net income (loss) per share attributable to common stock:
Basic	$1.85	$(0.34)
Diluted	$1.56	$(0.34)
For the three months ended March 31, 2026 and 2025, the potentially dilutive shares of common stock that have been excluded from the calculation of earnings per share because of the anti-dilutive effect or the shares are contingently issuable based on satisfaction of performance conditions, are as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	39,808	21,417,036
Warrants to purchase shares of common stock	500,000	14,548,203
Convertible preferred stock	—	793,430
Debt/accrued interest convertible into shares of common stock	—	321,281
Unvested restricted stock awards	75,000	3,982,188
Total potentially dilutive shares of common stock	614,808	41,062,138
22.LEASES
The Company has operating leases related to office space and data centers under non-cancellable operating leases that expire at various times through December 2034, some of which include options to renew or extend the lease for an additional 10 years. As of March 31, 2026, there are no leases with residual value guarantees or leases not yet commenced to which the Company is committed. The Company combines the lease and non-lease components of lease payments in determining right of use assets and related lease liabilities.
Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term. The lease expenses related to the short-term leases were immaterial for the three months ended March 31, 2026 and 2025. Lease expense related to office space amounted to $2.0 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, and are recorded within occupancy costs in the condensed consolidated statements of operations. Lease expense related to the data centers amounted to $2.7 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, and are recorded within information technology and communication costs in the condensed consolidated statements of operations.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The components of operating lease cost for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Fixed lease cost	$2,486	$2,287
Short-term lease cost	64	76
Variable lease cost	2,241	1,785
Total operating lease cost	$4,791	$4,148
Supplemental cash flow information related to the operating leases for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,439	$2,013
The following table presents the supplemental balance sheet information related to operating leases at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right of use assets	$13,469	$15,143
Total right of use asset	$13,469	$15,143

Current portion of operating lease liability	$6,454	$6,518
Non-current operating lease liabilities	15,166	16,761
Less: Tenant improvement allowance receivable	(573)	(573)
Total leased liabilities	$21,047	$22,706
The Company records the operating lease right of use assets within other assets, net, the current portion of the operating lease liability within accounts payable and other liabilities and the non-current operating lease liabilities within other non-current liabilities in the condensed consolidated balance sheets.
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	Three Months Ended March 31,
	2026		2025
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (years)	5.1	3.7	5.3	3.6
Weighted average discount rate	17.9%	8.0%	17.5%	7.9%

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company uses its incremental borrowing rate as the discount rate, which is based on the implied cost of debt. The undiscounted cash flow for future maturities of the Company’s lease liabilities as of March 31, 2026 are as follows (in thousands):

	Operating Lease	Finance Lease
2026	$8,081	$155
2027	7,513	181
2028	2,711	132
2029	2,688	132
2030	2,751	44
Thereafter	10,928	9
Total lease payments	34,672	653
Less: imputed interest	(13,052)	(72)
Total lease liabilities	21,620	581
Less: current lease liabilities	(6,454)	(171)
Total non-current lease liabilities	$15,166	$410
Company as a lessor
The Company leases office space obtained as part of the acquisition of MIAX Futures. The Company has classified the lease relationship as an operating lease.
The following table sets out a maturity analysis of lease receivables, showing the undiscounted lease payments to be received after the reporting date (in thousands):

2026	$935
2027	645
2028	373
2029	337
2030 and thereafter	80
Total lease receivable	$2,370
23.SUBSEQUENT EVENTS
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report, and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. It is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods shown, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Data as of and for the three months ended March 31, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected in the future. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
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
MIAXdx Transaction
On January 20, 2026, we completed the sale of 90% of the issued and outstanding equity in MIAXdx to a joint venture established by Robinhood Markets, Inc. in partnership with Susquehanna International Group. We retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera.
As of December 31, 2025, we determined that MIAXdx met the criteria to be classified as held for sale, and accordingly, its total assets of $41.0 million and total liabilities of $2.8 million were presented separately as assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2025.
The sale of MIAXdx resulted in a gain of $50.5 million, which was recognized upon closing in January 2026.
TISE Acquisition
On June 5, 2025, MIH, through MIH East Holdings, Limited completed the TISE Acquisition. Prior to the TISE Acquisition, MIH East owned 29.46% of the issued ordinary share capital in TISEG. The total cash consideration paid for the TISE Acquisition was approximately £51.5 million ($69.7 million).
Initial Public Offering
In August 2025, we raised $396.8 million in gross proceeds from our IPO of 17,250,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares.
2029 Senior Secured Term Loan
In August 2024, we entered into a $100 million senior secured term loan maturing in August 2029, which bore interest at 12.90% per annum (the “2029 Senior Secured Term Loan”). In June 2025, we obtained an additional $40 million incremental term loan on substantially similar terms. We also issued to the lenders warrants to purchase up to 2,277,338 and 1,518,226 shares of common stock with an exercise price equal to $7.15 and $8.55 per share, respectively. The warrants included a put right permitting the lenders to require us to redeem any unexercised portion at fair value, which terminated upon our IPO in August 2025. Prior to the IPO, the warrants were classified as a liability and remeasured at fair value at each reporting period, with changes in fair value recognized in non-operating income (expense) in the consolidated statements of operations. Upon completion of the IPO, the warrant liability was reclassified to equity.
In August 2025, we paid the entire outstanding balance of the term loan and incremental term loan for $178.4 million, inclusive of accrued interest and a prepayment premium. In December 2025, in connection with the our secondary offering, an aggregate of 3,690,079 warrants were exercised on a cashless basis, resulting in the issuance of 3,065,826 shares of our common stock. During the first quarter of 2026, the remainder of the warrants were exercised, resulting in no warrants outstanding as of March 31, 2026.
Pyth Tokens Unlocking
In 2021, BSX entered into agreements with Pyth to begin publishing limited derived equities market data for certain symbols from MIAX Pearl Equities on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted BSX 500 million Pyth tokens which were locked and restricted from trading with a four year unlocking schedule commencing on May 20, 2024. We also received an additional 0.8 million locked reward Pyth tokens, which will be unlocked at various times during 2025 through 2028. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock.
We received net proceeds of $16.2 million and $52.6 million in 2025 and 2024, respectively, from the sale of each of the 125 million unlocked Pyth tokens. The remaining 250 million locked tokens will be distributed to BSX by the Pyth Network at the time of unlocking and are expected to be unlocked at a rate of 125 million tokens each on May 20, 2026 and May 20, 2027. This right to receive Pyth tokens meets the definition of a derivative and is recognized at fair value at each reporting date recorded in derivative assets (current and noncurrent) in the condensed consolidated balance sheets with changes in fair value recognized in non-operating (expense) income in the condensed consolidated statements of operations. As of March 31, 2026, the fair value of derivative assets associated with the 250 million locked Pyth tokens amounted to $8.6 million.
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
Management allocates resources, assesses performance and manages our business according to these four business segments:
Options. The Options segment includes our business operations relating to listed options on the stocks of individual equity options and options on ETPs, such as ETFs, which are “multi-listed” options and listed on a non-exclusive basis. These options trade on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire, which are all U.S. national security exchanges. The Options segment also includes applicable market data revenue generated from the OPRA Plan, the sale of proprietary market data, index licensing and access services.
Equities. The Equities segment includes our business operations relating to listed U.S. equities and ETP transaction services that occur on MIAX Pearl. The Equities segment also includes applicable market data revenue generated from the CTA Plan, the UTP Plan, and the CQS Plan, as well as licensing of proprietary market data, routing services and access services.
Futures. The Futures segment includes our business operations relating to futures transaction services provided by our futures exchange and clearing house, MIAX Futures. These services include offerings for trading and clearing of futures products, the licensing of proprietary market data, listings fees, as well as access services. Also included is Dorman Trading, a full-service FCM registered with the CFTC. MIAXdx, a futures exchange, clearing house, and swaps execution facility registered with the CFTC was included within the Futures segment until it was sold by the Company in January 2026.
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
Key Factors Driving Our Performance
In broad terms, our business performance is impacted by several drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, tax policies, central bank policies and changing technology, particularly in the financial services industry. We believe our future revenues and net income will continue to be influenced by a number of trends, including:
•trading volumes in listed equity options, futures, equity securities and ETFs;
•our ability to maintain or expand market share in listed equity options, listed futures, and listed equity securities and ETFs;
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
•continuing pressure in transaction fee pricing due to intense competition and the proposed new ORF model and the impact on regulatory fee revenue;
•inverted pricing, where liquidity payments exceed transaction revenues, implemented to attract volume in listed equity securities and ETFs and volumes on our proprietary products;
•ongoing costs, funding uncertainties, and regulatory and litigation developments related to historical, current and future funding of the implementation and operation of the CAT, including risks related to the collection of promissory notes issued to fund CAT;
•regulatory changes relating to market structure and increased capital requirements and those which affect certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements;
•the potential introduction of new or competing financial products or services by competitors in the industry, including those enabled by new technologies; and
•significant structural, political and monetary issues as well as macroeconomic effects of global events, including developments in tariffs, changes in inflation, fluctuations in commodity prices, potential recession, and prevailing interest rate levels, and geopolitical developments such as regional conflicts or wars, which have resulted and may continue to result in an increased or subdued market volatility, changes in trading volumes, and greater market uncertainty.
Key Components of Our Results of Operations
Revenues
Transaction and Clearing Fees
Transaction fees represent fees we charge to our exchange member firms, as customers, for the performance obligation of executing a trade on our exchanges and comprise the majority of our revenues. These fees can be variable based on trade volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis in accordance with our published fee schedules. Transaction fees also include Dorman Trading’s sales and brokerage commissions generated by customers’ trading activity on options and futures. Transaction fees are recognized across all operating segments and are recorded as transactions occur on a trade-date basis. Clearing fees, which include settlement fees, are charged by us for transactions cleared by MIAX Futures, Dorman Trading and BSX. Clearing fees can be variable based on cleared volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded and billed on a monthly basis in accordance with our published fee schedules. Clearing fees are recognized in the Futures segment for MIAX Futures and Dorman Trading and in the International segment for BSX, and are recorded as transactions are cleared.
Tiered discounts are offered to customers based on the amount of trades that are executed on our exchanges. As these are volume driven, they reduce the transaction price and are recorded net in transaction fees. Liquidity payments paid for certain customer transactions are accounted for as consideration payable to a customer and are recorded separately as cost of revenues.
Transaction and clearing fees also result in regulatory fees. Regulatory fees include the ORF and Section 31 fees. ORF is in place to fund our regulatory oversight function of the exchange marketplace and is determined based on the number of customer contracts and cannot be used for non-regulatory purposes. Section 31 fees are transaction fees charged by the SEC to the exchanges. The Section 31 fees charged to customers are based on the fee set by the SEC per notional value of transactions executed on our securities markets and are calculated and billed monthly. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment with the fee reverting to a new rate once legislation for fiscal year 2026 appropriation was enacted. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales. The Section 31 fee collected by us is ultimately payable to the SEC, and therefore we record a corresponding cost of revenues.
Access Fees
Access fees include fees assessed for allowing customers, which include exchange member firms and non-member firms, to connect their networks to one of our exchanges for a specified period of time.. Fees for these services are assessed to customers for the opportunity to trade as member firms, or in the case of non-member firms to provide these services to member firms, and use other related functions of the exchanges. Access fees are billed monthly in accordance with our published fee schedules and are recognized during the period the service is provided, which is generally one month. Access fees are recognized across all operating segments.
Market Data Fees
We charge market data fees for making market data available to customers either through direct subscriptions or through our participation in the U.S. Tape Plans. Market data revenue includes distributions from the U.S. Tape Plans, which is distributed based upon each individual exchange’s market share of U.S. volume, trades, and/or quotes. Market data revenue also includes market data revenue earned from the sale of proprietary market data directly to the customer on a subscription or ad-hoc basis, or from third parties where the Company is the principal in the transaction. Market data revenue is recognized in the period the data is provided. U.S. Tape Plan market data is recognized in the Options and Equities segments. Proprietary market data fees are recognized across all segments.
Other Revenue
Other revenue primarily includes initial and annual listing fees from TISE, BSX, and MIAX Futures listings, member fines, office rental income, and interest income from MIAX Futures and Dorman Trading clearing operations.

Concentration of Revenue
The following tables summarize each customer’s revenue concentration as a percentage of the Company’s total revenues during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Customer 1	17%	13%
Customer 2	16%	18%
Customer 3	12%	12%
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
For certain new products in our Futures segment, we may waive certain transaction fees and provide liquidity payments to attract volumes from competing proprietary products offered on other exchanges. Additionally, in our Futures segment through Dorman Trading, we record liquidity payments to introducing brokers.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees include fees incurred by Dorman Trading for clearing and settlement services paid to executing brokers, exchanges, clearing organizations and banks. There are also various rules that require U.S. options and equities trade executions occur at the National Best Bid/Offer (“NBBO”) displayed by any exchange. Linkage order routing consists of the cost incurred to provide a service whereby our equities and options exchanges deliver orders to other execution venues when there is a potential for obtaining a better execution price or when instructed to directly route an order to another venue by the order provider. The service affords exchange order flow providers an opportunity to obtain the best available execution price and may also result in cost benefits to those clients. Such an offering improves our competitive position and provides an opportunity to attract orders which would otherwise bypass our exchanges. We utilize third-party brokers to facilitate such delivery. Additionally, within brokerage, clearing and exchange fees are costs incurred by MIAX Futures for futures trades executed on CME Globex. The expense for CME Globex ceased on June 30, 2025 when MIAX Futures migrated from the CME Globex platform and onto the MIAX Futures Onyx trading platform.
Section 31 Fees
Exchanges under the authority of the SEC (MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire) are assessed fees pursuant to the Exchange Act designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. We treat these fees as a pass-through charge to customers executing eligible listed equities and listed equity options trades. Accordingly, we recognize the amount that we are charged under Section 31 as a cost of revenues and the corresponding amount that we charge our customers as transaction fees revenue. Since the regulatory transaction fees recorded in revenues are equal to the Section 31 fees recorded in cost of revenues, there is no impact on our operating income. Beginning on May 14, 2025, the rate was reduced from $27.80 per million for covered sales to a rate of $0.00 per million. This reduction was a temporary adjustment with the fee reverting to a new rate once legislation for fiscal year 2026 appropriation was enacted. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.

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
Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include the change in fair value of puttable common stock, change in fair value of puttable warrants issued with debt, interest expense related to outstanding debt facilities, interest earned on the investing of excess cash, gain on sale of business, investment gain/loss, and unrealized gains and losses on derivative assets (right to receive Pyth tokens).

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

Comparison of the Three Months Ended March 31, 2026 and 2025
Overview
The following summarizes changes in financial performance for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (in thousands, except share, per share amounts and percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Total revenues	$369,690	$327,077	$42,613	13.0%
Total cost of revenues	241,097	235,193	5,904	2.5%
Revenues less cost of revenues	128,593	91,884	36,709	40.0%
Total operating expenses	82,625	69,591	13,034	18.7%
Operating income	45,968	22,293	23,675	106.2%
Income (loss) before income tax provision	100,047	(21,210)	121,257	*
Income tax benefit (expense)	70,177	(210)	70,387	*
Net income (loss)	170,224	(21,420)	191,644	*
Basic earnings (loss) per share	$1.85	$(0.34)	$2.19	*
Diluted earnings (loss) per share	$1.56	$(0.34)	$1.90	*
Basic weighted average shares outstanding	91,793,374	63,549,403	28,243,971	44.4%
Diluted weighted average shares outstanding	109,154,227	63,549,403	45,604,824	71.8%
EBITDA(1)	$103,794	$(11,905)	$115,699	*
EBITDA margin(2)	80.7%	*	*	*
Adjusted EBITDA(1)	$66,062	$39,859	$26,203	65.7%
Adjusted EBITDA margin(2)	51.4%	43.4%	8.0 pts	18.4%
Adjusted earnings(3)	$45,342	$30,026	$15,316	51.0%
Adjusted earnings margin(3)	35.3%	32.7%	2.6 pts	8.0%
Adjusted diluted earnings per share(3)	$0.42	$0.38	$0.04	10.5%
Diluted weighted average shares outstanding used for adjusted diluted earnings per share	109,154,227	78,075,760	31,078,467	39.8%
__________________
*Not meaningful

(1)EBITDA is defined as income before interest expense and amortization of debt discount costs, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before share-based compensation, investment gain/loss, litigation costs, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, and unrealized gain/loss on derivative assets. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(3)Adjusted earnings is defined as net income (loss) adjusted for share-based compensation, investment gain/loss, litigation costs, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, unrealized gain/loss on derivative assets, and non-GAAP tax adjustments. Adjusted earnings margin represents adjusted earnings divided by revenues less cost of revenues. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding used for adjusted diluted earnings per share (which includes the impact of anti-dilutive securities on a GAAP basis). Adjusted earnings does not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented adjusted earnings because we consider this an important supplemental measure of our performance. In addition, we use adjusted earnings as a measure of operating performance for preparation of our forecasts. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as substitute for analysis of our results as reported under GAAP.

The following sets forth our results of operations by segment (in thousands):

	Three Months Ended March 31, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$266,818	$27,888	$20,643	$61	$—	$315,410
Access fees	29,118	3,867	390	39	(57)	33,357
Market data fees	9,482	2,157	1,244	80	(8)	12,955
Other revenue	34	53	2,061	5,464	356	7,968
Total revenues	305,452	33,965	24,338	5,644	291	369,690
Cost of revenues:
Liquidity payments	192,986	27,101	3,439	—	—	223,526
Brokerage, clearing, and exchange fees	1,199	200	14,878	—	—	16,277
Other cost of revenues(1)	—	—	1,391	—	(97)	1,294
Total cost of revenues	194,185	27,301	19,708	—	(97)	241,097
Revenues less cost of revenues	111,267	6,664	4,630	5,644	388	128,593
Operating expenses:
Compensation and benefits	21,050	4,165	10,441	2,231	6,503	44,390
Information technology and communication costs	4,303	1,545	2,914	453	268	9,483
Depreciation and amortization	4,326	1,056	1,563	435	708	8,088
Occupancy costs	1,601	214	495	254	679	3,243
Professional fees and outside services	4,858	272	305	462	5,510	11,407
Marketing and business development	171	57	341	222	193	984
General, administrative, and other	2,158	409	1,018	324	1,121	5,030
Total operating expenses	38,467	7,718	17,077	4,381	14,982	82,625
Operating income / (loss)	72,800	(1,054)	(12,447)	1,263	(14,594)	45,968
Non-operating (expense) income:
Interest income	110	—	114	159	4,003	4,386
Interest expense and amortization of debt issuance costs	—	—	—	—	(45)	(45)
Unrealized loss on derivative assets	—	—	—	(2,541)	—	(2,541)
Gain on sale of business	—	—	—	—	50,547	50,547
Other, net	—	—	1,330	—	402	1,732
Income (loss) before income tax provision	72,910	(1,054)	(11,003)	(1,119)	40,313	100,047
Income tax benefit (expense)	—	—	—	(67)	70,244	70,177
Net income (loss) attributable to MIH	$72,910	$(1,054)	$(11,003)	$(1,186)	$110,557	$170,224
(1)Futures segment includes $0.4 million related to access fees, $0.3 million related to market data fees, and $0.7 million related to other revenue. Corporate / Other segment includes $(0.1) million related to other revenue.

	Three Months Ended March 31, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$234,512	$34,307	$20,449	$36	$—	$289,304
Access fees	20,384	3,480	237	39	(57)	24,083
Market data fees	6,198	2,287	1,085	80	(8)	9,642
Other revenue	—	—	3,026	671	351	4,048
Total revenues	261,094	40,074	24,797	826	286	327,077
Cost of revenues:
Liquidity payments	163,528	27,990	2,528	—	—	194,046
Brokerage, clearing, and exchange fees	1,119	238	15,097	—	—	16,454
Section 31 fees	15,223	8,187	—	—	—	23,410
Other cost of revenues(1)	—	—	1,283	—	—	1,283
Total cost of revenues	179,870	36,415	18,908	—	—	235,193
Revenues less cost of revenues	81,224	3,659	5,889	826	286	91,884
Operating expenses:
Compensation and benefits	16,665	3,426	11,475	1,117	5,088	37,771
Information technology and communication costs	3,346	1,563	1,977	458	204	7,548
Depreciation and amortization	3,062	1,487	979	157	485	6,170
Occupancy costs	1,119	141	443	156	589	2,448
Professional fees and outside services	4,064	530	745	186	3,732	9,257
Marketing and business development	214	90	261	32	166	763
Acquisition-related costs	—	—	—	—	654	654
General, administrative, and other	2,171	425	1,270	175	939	4,980
Total operating expenses	30,641	7,662	17,150	2,281	11,857	69,591
Operating income / (loss)	50,583	(4,003)	(11,261)	(1,455)	(11,571)	22,293
Non-operating (expense) income:
Change in fair value of puttable warrants issued with debt	—	—	—	—	569	569
Change in fair value of puttable common stock	—	—	—	—	(203)	(203)
Interest income	430	—	196	—	669	1,295
Interest expense and amortization of debt issuance costs	—	—	(35)	—	(4,395)	(4,430)
Unrealized loss on derivative assets	—	—	—	(42,413)	—	(42,413)
Other, net	(1)	—	1,615	—	65	1,679
Income (loss) before income tax provision	51,012	(4,003)	(9,485)	(43,868)	(14,866)	(21,210)
Income tax expense	—	—	—	—	(210)	(210)
Net income (loss) attributable to MIH	$51,012	$(4,003)	$(9,485)	$(43,868)	$(15,076)	$(21,420)
(1)Includes $0.3 million related to access fees, $0.3 million related to market data fees, and $0.7 million related to other revenue.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$72,910	$(1,054)	$(11,003)	$(1,186)	$110,557	$170,224
Interest expense and amortization of debt issuance costs	—	—	—	—	45	45
Interest income	(110)	—	(114)	(159)	(4,003)	(4,386)
Income tax (benefit) expense	—	—	—	67	(70,244)	(70,177)
Depreciation and amortization	4,326	1,056	1,563	435	708	8,088
EBITDA	77,126	2	(9,554)	(843)	37,063	103,794
Share-based compensation(1)	4,079	897	1,910	306	1,684	8,876
Investment gain(2)	—	—	(980)	—	(390)	(1,370)
Litigation costs(3)	2,076	—	—	—	692	2,768
Unrealized loss on derivative assets(4)	—	—	—	2,541	—	2,541
Gain on sale of business(5)	—	—	—	—	(50,547)	(50,547)
Adjusted EBITDA	$83,281	$899	$(8,624)	$2,004	$(11,498)	$66,062
__________________
(1)Share-based compensation represents expenses associated with stock options of $4.6 million, restricted stock awards of $4.3 million, and warrants of less than $0.1 million that have been granted to employees, directors and service providers. The 2026 expense of $8.9 million is made up of $8.2 million to employees within compensation and benefits, $0.4 million to service providers within professional fees and outside services, and $0.2 million to directors within general, administrative, and other.
(2)Investment gain of $1.4 million represents an unrealized gain on marketable equity securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Reflects the unrealized loss resulting from the mark-to-market valuation of the 250 million Pyth tokens that remain locked by the Pyth Network as of March 31, 2026.
(5)Represents the gain on the sale of MIAXdx in January 2026.

	Three Months Ended March 31, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$51,012	$(4,003)	$(9,485)	$(43,868)	$(15,076)	(21,420)
Interest expense and amortization of debt issuance costs	—	—	35	—	4,395	4,430
Interest income	(430)	—	(196)	—	(669)	(1,295)
Income tax expense	—	—	—	—	210	210
Depreciation and amortization	3,062	1,487	979	157	485	6,170
EBITDA	53,644	(2,516)	(8,667)	(43,711)	(10,655)	(11,905)
Share-based compensation(1)	3,803	791	2,882	316	1,693	9,485
Investment gain(2)	—	—	(1,455)	—	—	(1,455)
Litigation costs(3)	775	—	—	—	258	1,033
Acquisition-related costs(4)	—	—	—	—	654	654
Change in fair value of puttable warrants issued with debt(5)	—	—	—	—	(569)	(569)
Change in fair value of puttable common stock(6)	—	—	—	—	203	203
Unrealized loss on derivative assets(7)	—	—	—	42,413	—	42,413
Adjusted EBITDA	$58,222	$(1,725)	$(7,240)	$(982)	$(8,416)	$39,859
__________________
(1)Share-based compensation represents expenses associated with stock options of $2.6 million, restricted stock awards of $6.5 million and warrants of $0.4 million that have been granted to employees, directors and service providers. The 2025 expense of $9.5 million is made up of $8.6 million to employees within compensation and benefits, $0.6 million to service providers within professional fees and outside services, and $0.2 million to directors within general, administrative, and other.
(2)Investment gain of $1.5 million represents an unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Relates to the TISE Acquisition.
(5)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan. The right to put warrants terminated upon completion of the IPO in August 2025.
(6)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that had an associated put right which required the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The right to put shares terminated upon completion of the IPO in August 2025.
(7)Reflects the unrealized loss resulting from the mark-to-market valuation of the 375 million Pyth tokens that remain locked by the Pyth Network as of March 31, 2025.

The following is a reconciliation of net income (loss) allocated to common stockholders to adjusted earnings (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) allocated to common stockholders	$170,224	$(21,420)
Share-based compensation(1)	8,876	9,485
Investment gain(2)	(1,370)	(1,455)
Litigation costs(3)	2,768	1,033
Acquisition-related costs(4)	—	654
Change in fair value of puttable warrants issued with debt(5)	—	(569)
Change in fair value of puttable common stock(6)	—	203
Unrealized loss on derivative assets(7)	2,541	42,413
Gain on sale of business(8)	(50,547)	—
Total non-GAAP pre-tax adjustments	(37,732)	51,764
Income tax (expense) benefit related to items above(9)	12,538	(318)
One-off discrete tax adjustments(10):
Release of valuation allowance as of January 1, 2026	(109,161)	—
Deferred tax re-measurements	16,133	—
Other(11)	(6,660)	—
Total non-GAAP tax adjustments	(87,150)	(318)
Adjusted earnings	$45,342	$30,026
__________________
(1)Share-based compensation represents expenses associated with stock options, restricted stock awards and warrants that have been granted to employees, directors and service providers.
(2)Represents unrealized gain or loss on marketable equity securities.
(3)Litigation costs are associated with ongoing litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Relates to the TISE Acquisition.
(5)The change in fair value of warrants issued with debt represents the change in fair value of outstanding puttable warrants issued in connection with the issuance of the 2029 Senior Secured Term Loan. The right to put warrants terminated upon completion of the IPO in August 2025.
(6)The change in fair value of puttable common stock represents the change in fair value of outstanding puttable common stock issued in connection with the Company’s ERPs I and II that had an associated put right which required the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The right to put shares terminated upon completion of the IPO in August 2025.
(7)Reflects the unrealized loss resulting from the mark-to-market valuation of Pyth tokens that remain locked by the Pyth Network as of each balance sheet date.
(8)Represents the gain on the sale of MIAXdx in January 2026.
(9)Income tax effect is calculated on the pre-tax adjustments to net income, other than share based compensation which is adjusted as a non-cash expense for which there is a tax deduction, based on the tax laws in the jurisdictions in which we operate.
(10)Removes from Adjusted earnings any one-off discrete tax adjustments that are unrelated to our core operating performance.
(11)Primarily relates to the removal of the permanent tax benefit for the excess tax deduction on share based compensation compared to the book expense.

Key Business Metrics
The following summarizes changes in certain operational and financial metrics for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Options:
Number of trading days	61	60	1	1.7%
Total contracts:
Market contracts – Equity and ETF (in thousands)	3,821,454	3,216,233	605,221	18.8%
MIH contracts – Equity and ETF (in thousands)	662,739	514,903	147,836	28.7%
Average daily volume (“ADV”)(1):
Market ADV – Equity and ETF (in thousands)(1)	62,647	53,604	9,043	16.9%
MIH ADV – Equity and ETF (in thousands)(1)	10,865	8,582	2,283	26.6%
MIH market share	17.3%	16.0%	1.3 pts	8.1%
Total Options revenue per contract (“RPC”)(2)	$0.110	$0.106	$0.004	3.8%
U.S. Equities:
Number of trading days	61	60	1	1.7%
Total shares:
Market shares (in millions)	1,219,057	941,688	277,369	29.5%
MIH shares (in millions)	10,787	10,557	230	2.2%
ADV(1):
Market ADV (in millions)(1)	19,985	15,695	4,290	27.3%
MIH ADV (in millions)(1)	177	176	1	0.6%
MIH market share	0.9%	1.1%	(0.2) pts	(18.2)%
Equities capture (per 100 shares)(defined below)(3)	$0.005	$(0.020)	$0.025	*
Futures:
Number of trading days	61	61	—	—%
Agricultural products total contracts	659,786	1,098,116	(438,330)	(39.9)%
Agricultural products ADV(1)	10,816	18,002	(7,186)	(39.9)%
Agricultural products RPC(2)	$1.982	$2.426	$(0.444)	(18.3)%
International:
Total listed securities (period end)(4)	6,083	1,206	*	*
__________________
*Percentage calculation is not meaningful.
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
(4)Q1 2025 does not include TISE which was acquired in June 2025.
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

We believe the growth in Options Market ADV for the three months ended March 31, 2026 compared to the prior period of 18.8% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.
We believe the increase in U.S. Equities Market ADV for the three months ended March 31, 2026 compared to the prior period of 27.3% is due to similar trends as seen in the Options Market.
Our Options market share for the three months ended March 31, 2026 compared to the prior period increased to 17.3% from 16.0%. Our Options revenue per contract increased 3.8% for the three months ended March 31, 2026 compared to the prior period primarily due to changes in product mix.
Our U.S. Equities market share for the three months ended March 31, 2026 compared to the prior period decreased to 0.9% from 1.1%. Our Equities capture at $0.005 per 100 shares was positive for the three months ended March 31, 2026 compared to $(0.020) in the prior period where liquidity payments exceeded transaction revenues. The change was due to pricing changes.
Futures agricultural products ADV for the three months ended March 31, 2026 compared to the prior period decreased 39.9% due to lower volatility and participant migration timing to MIAX Futures Onyx. Futures agricultural revenue per contract decreased 18.3% primarily due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
Revenues
Total revenues for the three months ended March 31, 2026 increased $42.6 million, or 13.0%, compared to the prior period primarily due to:
•$47.5 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, partially offset by a 5.5% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$8.7 million increase in Options access fees primarily due to increases in member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$4.8 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$3.3 million increase in Options market data fees primarily due to new product offerings.
•$1.8 million increase in Equities transaction and clearing fees excluding Section 31 revenue primarily as a result of a 29.5% increase in U.S Equities industry volume, a 4.7% increase in transaction and clearing fees excluding Section 31 fees revenue capture, partially offset by a 18.2% decrease in MIAX Pearl Equities market share.
•$23.5 million reduction in Section 31 fees as the rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.
The following summarizes changes in revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Transaction and clearing fees	$315,410	$289,304	$26,106	9.0%
Access fees	33,357	24,083	9,274	38.5%
Market data fees	12,955	9,642	3,313	34.4%
Other revenue	7,968	4,048	3,920	96.8%
Total revenues	$369,690	$327,077	$42,613	13.0%

Transaction and Clearing Fees
The following table presents transaction and clearing fees by operating segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Options	$266,818	$234,512	$32,306	13.8%
Equities	27,888	34,307	(6,419)	(18.7)%
Futures	20,643	20,449	194	0.9%
International	61	36	25	69.4%
Total transaction and clearing fees	$315,410	$289,304	$26,106	9.0%
Transaction and clearing fees increased $26.1 million, or 9.0%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$47.5 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, partially offset by a 5.5% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$1.8 million increase in Equities transaction and clearing fees excluding Section 31 revenue primarily as a result of a 29.5% increase in U.S Equities volume, a 4.7% increase in transaction and clearing fees excluding Section 31 fees capture, partially offset by a 18.2% decrease in MIAX Pearl Equities market share.
•$23.5 million reduction in Section 31 fees as the rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.
Access Fees
Access fees increased $9.3 million, or 38.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
Market Data Fees
Market data fees increased $3.3 million, or 34.4%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$2.7 million increase due to ad-hoc historical market data sales
•$1.1 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $3.9 million or 96.8% for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the TISE Acquisition in June 2025.
Cost of Revenues
Cost of revenues increased $5.9 million, or 2.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$29.5 million increase in Options liquidity payments primarily driven by an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, partially offset by an 8.3% decrease in Options liquidity payments cost of revenue per contract.

•$23.4 million decrease in Section 31 fees as the rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.
The following summarizes changes in cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Liquidity payments	$223,526	$194,046	$29,480	15.2%
Brokerage, clearing and exchange fees	16,277	16,454	(177)	(1.1)%
Section 31 fees	—	23,410	(23,410)	(100.0)%
Other cost of revenues	1,294	1,283	11	0.9%
Total cost of revenues	$241,097	$235,193	$5,904	2.5%

Liquidity Payments
The following table presents liquidity payments by operating segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Options	$192,986	$163,528	$29,458	18.0%
Equities	27,101	27,990	(889)	(3.2)%
Futures	3,439	2,528	911	36.0%
Total liquidity payments	$223,526	$194,046	$29,480	15.2%
Liquidity payments increased $29.5 million, or 15.2%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$29.5 million increase in Options liquidity payments primarily driven by an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, partially offset by an 8.3% decrease in Options liquidity payments cost of revenue per contract.
•$0.9 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the new MIAX Futures Onyx trading platform.
•$0.9 million decrease in Equities liquidity payments primarily driven by a 24.8% decrease in MIAX Pearl Equities liquidity capture, an 18.2% decrease in MIAX Pearl Equities market share, partially offset by a 29.5% increase in U.S Equities industry volume.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees decreased $0.2 million, or 1.1%, for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease of $0.9 million in the MIAX Futures Exchange due to the migration from the CME Globex trading platform to the MIAX Futures Onyx trading platform, and partially offset by a $0.7 million increase in clearing fees for Dorman Trading.
Section 31 Fees
Section 31 fees decreased $23.4 million, or 100.0%, for the three months ended March 31, 2026 compared to the same period in 2025, as the rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On February 27, 2026, the SEC announced that starting on April 4, 2026, the new fee rates would be set at $20.60 per million for covered sales.

Other Cost of Revenues
For the three months ended March 31, 2026 compared to the same period in 2025, other cost of revenues was relatively unchanged.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $36.7 million, or 40.0%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$18.0 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees (“Net Transaction Fees”) primarily due to an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, and a 3.8% increase in revenue per contract.
•$9.3 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$3.9 million increase in other revenue primarily due to the TISE Acquisition in June 2025.
•$3.3 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings.
•$2.7 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year as liquidity payments exceeded transaction revenues.
The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange, and Section 31 fees	$75,607	$55,394	$20,213	36.5%
Access fees	33,357	24,083	9,274	38.5%
Market data fees	12,955	9,642	3,313	34.4%
Other revenue	7,968	4,048	3,920	96.8%
Other cost of revenues	(1,294)	(1,283)	(11)	*
Revenues less cost of revenues	$128,593	$91,884	$36,709	40.0%
__________________
*Not meaningful
Transaction and Clearing Fees Less Liquidity Payments, Brokerage, Clearing, Exchange and Section 31 Fees
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees increased $20.2 million, or 36.5%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to:
•$18.0 million increase in Options net transaction fees due to a 18.8% increase in Options market contracts, an 8.1% increase in MIH Options market share, and a 3.8% increase in revenue per contract.
•$2.7 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year as liquidity payments exceeded transaction revenues.
Access Fees
Access fees increased $9.3 million, or 38.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increase, and the expiration of certain MIAX Sapphire related fee waivers.

Market Data Fees
Market data fees increased $3.3 million, or 34.4%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$2.7 million increase due to ad-hoc historical market data sales.
•$1.1 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $3.9 million or 96.8% for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the TISE Acquisition in June 2025.
Other Cost of Revenues
For the three months ended March 31, 2026 compared to the same period in 2025, other cost of revenues was relatively unchanged.
Operating Expenses
Total operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 increased $13.0 million, or 18.7%, primarily due to increased compensation and benefits from higher headcount and timing on employer payroll taxes, higher information technology expenses, and increased legal expenses. These were partially offset by lower regulatory costs.
The following summarizes the components of operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percent Change
	2026	2025
Operating Expenses:
Compensation and benefits	$44,390	$37,771	$6,619	17.5%
Information technology and communication costs	9,483	7,548	1,935	25.6%
Depreciation and amortization	8,088	6,170	1,918	31.1%
Occupancy costs	3,243	2,448	795	32.5%
Professional fees and outside services	11,407	9,257	2,150	23.2%
Marketing and business development	984	763	221	29.0%
Acquisition-related costs	—	654	(654)	(100.0)%
General, administrative, and other	5,030	4,980	50	1.0%
Total operating expenses	$82,625	$69,591	$13,034	18.7%

The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Three Months Ended March 31, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$38,467	$7,718	$17,077	$4,381	$14,982	$82,625
Share-based compensation - Compensation and benefits(1)	(4,079)	(897)	(1,807)	(206)	(1,216)	(8,205)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(427)	(427)
Share-based compensation - General, administrative, and other(3)	—	—	(103)	(100)	(41)	(244)
Total share-based compensation	(4,079)	(897)	(1,910)	(306)	(1,684)	(8,876)
Litigation - Professional fees and outside services	(2,076)	—	—	—	(692)	(2,768)
Depreciation and amortization	(4,326)	(1,056)	(1,563)	(435)	(708)	(8,088)
Total adjusted operating expenses	$27,986	$5,765	$13,604	$3,640	$11,898	$62,893
__________________
(1)The Options segment includes $2.0 million in stock options, and $2.1 million in restricted stock awards. The Equities segment includes $0.4 million in stock options, and $0.5 million in restricted stock awards. The Futures segment includes $1.0 million in stock options, and $0.8 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The Corporate / Other segment includes $0.6 million in stock options, and $0.6 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.2 million in stock options, $0.2 million in restricted stock awards, and less than $0.1 million in warrants.
(3)The Futures segment includes $0.1 million in stock options. The International segment includes $0.1 million in stock options. The Corporate / Other segment includes less than $0.1 million in restricted stock awards.

	Three Months Ended March 31, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$30,641	$7,662	$17,150	$2,281	$11,857	$69,591
Share-based compensation - Compensation and benefits(1)	(3,803)	(791)	(2,704)	(260)	(1,085)	(8,643)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(608)	(608)
Share-based compensation - General, administrative, and other(3)	—	—	(178)	(56)	—	(234)
Total share-based compensation(4)	(3,803)	(791)	(2,882)	(316)	(1,693)	(9,485)
Litigation - Professional fees and outside services	(775)	—	—	—	(258)	(1,033)
Depreciation and amortization	(3,062)	(1,487)	(979)	(157)	(485)	(6,170)
Acquisition-related costs	—	—	—	—	(654)	(654)
Total adjusted operating expenses	$23,001	$5,384	$13,289	$1,808	$8,767	$52,249
__________________
(1)The Options segment includes $0.7 million in stock options, and $3.1 million in restricted stock awards. The Equities segment includes $0.1 million in stock options, and $0.6 million in restricted stock awards. The Futures segment includes $1.2 million in stock options, and $1.5 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.2 million in restricted stock awards. The Corporate / Other segment includes $0.2 million in stock options, and $0.9 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.1 million in stock options, $0.1 million in restricted stock awards, and $0.4 million in warrants.
(3)The Futures segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The International segment includes less than $0.1 million in both stock options and restricted stock awards.

Compensation and Benefits
Compensation and benefits increased $6.6 million, or 17.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$2.9 million increase in salaries and benefits primarily driven by higher headcount.
•$1.8 million increase in cash bonuses primarily driven by increased headcount and higher profitability.
•$1.7 million increase in employer payroll taxes primarily related to timing of incentive compensation payments.
•$0.7 million increase due to lower internally developed software.
•$0.5 million decrease in share-based compensation primarily due to acceleration of vesting upon the IPO.
Information Technology and Communication Costs
Information technology and communication costs increased $1.9 million, or 25.6%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$1.2 million increase in software and hardware maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the new MIAX Futures and BSX trading platforms.
•$0.5 million increase in other general IT expense including increased installations and configuration costs.
•$0.2 million increase for data center costs primarily due to additional space needed.
•$0.1 million increase in market data expense.
Depreciation and Amortization
Depreciation and amortization increased $1.9 million, or 31.1% for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$3.0 million increase resulting from capital spending including the launch of the MIAX Sapphire trading floor, and the new MIAX Futures and BSX trading platforms, as well as increased trading system and business system capacity growth and new functionality.
•$1.1 million decrease from certain assets being fully depreciated.
Occupancy Costs
Occupancy costs increased $0.8 million, or 32.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a lease renewal, and additional space for the MIAX Sapphire floor.
Professional Fees and Outside Services
Professional fees and outside services costs increased $2.2 million, or 23.2%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$1.7 million increase in litigation expenses.
•$1.3 million increase in legal fees.
•$1.2 million decrease in regulatory expenses primarily driven by lower CAT costs as invoicing is currently paused.
Marketing and Business Development
Marketing and business development costs increased $0.2 million, or 29.0%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to increased advertising costs.

Acquisition-Related Costs
Acquisition-related costs include fees for professional services, and other external costs directly related to the acquisition. There were no acquisition-related costs for the three months ended March 31, 2026. For the three months ended March 31, 2025, acquisition-related costs of $0.7 million relate to the TISE Acquisition.
General, Administrative, and Other
General, administrative, and other expenses increased $0.1 million, or 1.0% for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•$0.3 million increase in director-related fees.
•$0.3 million decrease in travel and entertainment.
Operating Income
As a result of the items above, there was operating income of $46.0 million for the three months ended March 31, 2026, compared to operating income of $22.3 million for the same period in 2025.
Change in Fair Value of Puttable Common Stock
The change in fair value of puttable common stock of $(0.2) million for the three months ended March 31, 2025 represents the increase in fair value of outstanding common stock awarded to the participants of ERPs I and II. Prior to the IPO, these awards had an associated put right that could require the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The fair market value of these awards was reflected in puttable common stock, net of current portion on the Company’s consolidated balance sheets.
The right to put shares terminated upon completion of the Company’s IPO in August 2025.
Change in Fair Value of Puttable Warrants Issued with Debt
The change in fair value of puttable warrants issued with debt of $0.6 million for the three months ended March 31, 2025 represents the decrease in fair value of the warrants issued in connection with the 2029 Senior Secured Term Loan. Prior to the IPO, the warrants included a put right for unexercised warrant under certain conditions. The initial fair value of the puttable warrants was accounted for as a debt discount and the fair value of the outstanding liability was reflected in puttable warrants issued with debt on the Company’s consolidated balance sheets.
The right to put warrants terminated upon completion of the Company’s IPO in August 2025.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was less than $0.1 million for the three months ended March 31, 2026, compared to $4.4 million in the same period in 2025. On August 18, 2025, the Company used a portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million.
Interest Income
Interest income was $4.4 million for the three months ended March 31, 2026, an increase of $3.1 million or 238.7% compared to the same period in 2025, primarily due to a higher average cash balance from proceeds from the IPO and increased cash from operations.
Unrealized Loss on Derivative Assets
For the three months ended March 31, 2026, the unrealized loss of $2.5 million reflects the unrealized loss on the 250 million Pyth tokens that remain locked by the Pyth Network. For the three months ended March 31, 2025, the unrealized loss of $42.4 million represents the unrealized loss on 375 million Pyth tokens that remained locked by the Pyth Network. These tokens were recorded at fair market value during the second quarter of 2024 when an active market emerged for the tokens.

Gain on Sale of Business
On January 20, 2026, the Company completed the sale of 90% of the issued and outstanding equity in MIAXdx to a joint venture established by Robinhood Markets, Inc. in partnership with Susquehanna International Group. MIH has retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera. The sale of MIAXdx resulted in a gain of $50.5 million, which was recognized upon closing in January 2026. See Note 6 - "Investments" of the notes to condensed consolidated financial statements, for additional information.
Other, Net
For the three months ended March 31, 2026, other income, net of $1.7 million primarily represents an unrealized gain on marketable equity securities of $1.0 million, and dividend income of $0.3 million. For the three months ended March 31, 2025, other income, net of $1.7 million primarily represents an unrealized gain on available for sale marketable equity securities.
Income (Loss) Before Income Tax Provision
As a result of the above, income before income tax provision was $100.0 million for the three months ended March 31, 2026 compared to a loss before income tax provision of $21.2 million for the same period in 2025.
Income Tax Provision
Based on our analysis of all positive and negative evidence available as of March 31, 2026, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our deferred tax assets will be realizable. Accordingly, we have recognized a non-recurring tax benefit in the three months ended March 31, 2026 for the full release of the deferred tax valuation allowance. The effective tax rate from continuing operations was (70.1)% and (1.0)% for the three months ended March 31, 2026 and 2025, respectively. The higher negative effective tax rate in 2026 compared to 2025 was mainly due to the release of the deferred tax valuation allowance in 2026.
Net Income (Loss)
As a result of the items above, there was net income for the three months ended March 31, 2026 of $170.2 million compared to a net loss of $21.4 million for the same period in 2025.
Segment Operating Results
We report results from our four segments: Options, Equities, Futures, and International. Segment performance is primarily based on revenues less cost of revenues, operating income (loss) and adjusted EBITDA. We have aggregated all corporate costs, as well as other business ventures, within the Corporate and Other as those activities should not be used to evaluate a segment’s operating performance. All operating expenses that relate to activities of a specific segment have been allocated to that segment.
The following summarizes our total revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,
	2026	2025		2026	2025
Options	$305,452	$261,094	17.0%	82.6%	79.8%
Equities	33,965	40,074	(15.2)%	9.2%	12.3%
Futures	24,338	24,797	(1.9)%	6.6%	7.6%
International	5,644	826	583.3%	1.5%	0.3%
Corporate/Other	291	286	1.7%	0.1%	0.1%
Total revenues	$369,690	$327,077	13.0%	100.0%	100.0%

The following summarizes our total revenues less cost of revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,
	2026	2025		2026	2025
Options	$111,267	$81,224	37.0%	86.5%	88.4%
Equities	6,664	3,659	82.1%	5.2%	4.0%
Futures	4,630	5,889	(21.4)%	3.6%	6.4%
International	5,644	826	583.3%	4.4%	0.9%
Corporate/Other	388	286	35.7%	0.3%	0.3%
Total revenues less cost of revenues	$128,593	$91,884	40.0%	100.0%	100.0%
Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Options segment (in thousands, except percentages):

	Three Months Ended, March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended, March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$111,267	$81,224	37.0%	36.4%	31.1%
Operating expenses	38,467	30,641	25.5%	12.6%	11.7%
Operating income	$72,800	$50,583	43.9%	23.8%	19.4%
Adjusted EBITDA(1)	$83,281	$58,222	43.0%	27.3%	22.3%
Adjusted EBITDA margin(2)	74.8%	71.7%

__________________
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $30.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to:
•$18.0 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees due to an 18.8% increase in Options market contracts, an 8.1% increase in MIH Options contracts, and an 3.8% increase in revenue per contract.
•$8.7 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$3.3 million increase in market data primarily due to ad-hoc historical market data sales as well as fee increases and new product offerings.
For the three months ended March 31, 2026, operating expenses increased $7.8 million compared to the three months ended March 31, 2025 primarily due to:
•$4.4 million increase in compensation and benefits primarily driven by additional headcount, higher bonus, and higher employer payroll taxes primarily related to timing of incentive compensation payments.
•$1.3 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$1.3 million increase in litigation and other legal expenses.
•$1.0 million increase in information technology and communication costs.

•$0.5 million increase in occupancy costs primarily due to the launch of MIAX Sapphire.
•$0.9 million decrease in regulatory fees primarily due to lower CAT costs as invoices are temporarily paused.
As a result of the items above, operating income increased $22.2 million, or 43.9%, for the three months ended March 31, 2026 compared to the same period in 2025. After adjusting for share-based compensation and litigation costs, adjusted EBITDA increased $25.1 million, or 43.0%, for the three months ended March 31, 2026 compared to the same period in the prior year.
Equities
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Equities segment (in thousands, except percentages):

				Percentage of Total Revenues
	Three Months Ended, March 31,		Percent Change	Three Months Ended, March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$6,664	$3,659	82.1%	19.6%	9.1%
Operating expenses	7,718	7,662	0.7%	22.7%	19.1%
Operating loss	$(1,054)	$(4,003)	*	*	*
Adjusted EBITDA(1)	$899	$(1,725)	*	2.6%	*
Adjusted EBITDA margin(2)	13.5%	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $3.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to:
•$2.7 million increase in Equities transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees, primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year as liquidity payments exceeded transaction revenues.
For the three months ended March 31, 2026 compared to the same period in 2025, operating expenses was relatively unchanged primarily due to:
•$0.7 million increase in compensation and benefits primarily driven by additional headcount, higher bonus, and higher employer payroll taxes primarily related to timing of incentive compensation payments.
•$0.4 million decrease in depreciation costs due to end of life of certain assets.
•$0.2 million decrease in regulatory fees primarily due to lower CAT costs as invoices are temporarily paused.
As a result of the items above, there was an operating loss of $1.0 million for the three months ended March 31, 2026 as compared to an operating loss of $4.0 million in the same period in the prior year. After adjusting for share-based compensation, adjusted EBITDA was $0.9 million as compared to a $1.7 million loss for the same period in the prior year.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Futures segment (in thousands, except percentages):

	Three Months Ended, March 31,		Percent Change	Percentage of Total Revenues
				Three Months Ended, March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$4,630	$5,889	(21.4)%	19.0%	23.7%
Operating expenses	17,077	17,150	(0.4)%	70.2%	69.2%
Operating loss	$(12,447)	$(11,261)	*	*	*
Adjusted EBITDA(1)	$(8,624)	$(7,240)	*	*	*
Adjusted EBITDA margin(2)	*	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues decreased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to:
•$0.5 million lower net transaction fees primarily due to decreased agricultural volume, and lower RPC, partially offset by lower CME Globex cost of revenue.
•$0.4 million lower listings fees.
•$0.3 million lower interest income.
•$0.2 million decrease due to the sale of MIAXdx in January 2026.
•$0.1 million increase in other cost of revenues.
•$0.2 million in increased access fees.
•$0.2 million in increased market data fees.
For the three months ended March 31, 2026 compared to the same period in 2025, operating expenses was relatively unchanged primarily due to:
•$2.2 million decrease in total operating expenses due to the sale of MIAXdx.
•$0.5 million increase in compensation and benefits excluding the impact of MIAXdx primarily driven by additional headcount, higher bonus, and higher employer payroll taxes primarily related to timing of incentive compensation payments.
•$0.6 million increase in depreciation and amortization excluding the impact of MIAXdx primarily due to the buildout of the new MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$1.2 million increase in information technology and communication costs excluding the impact of MIAXdx.
As a result of the items above, there was an operating loss of $12.5 million for the three months ended March 31, 2026 as compared to an operating loss of $11.3 million in the same period in the prior year. After adjusting for share-based compensation and investment gain, adjusted EBITDA was a loss of $8.6 million as compared to a $7.2 million loss for the same period in the prior year.

International
The following summarizes revenues less cost of revenues, operating expenses, operating income (loss), adjusted EBITDA and adjusted EBITDA margin for our International segment (in thousands, except percentages):

				Percentage of Total Revenues
	Three Months Ended, March 31,		Percent Change	Three Months Ended, March 31,
	2026	2025		2026	2025
Revenues less cost of revenues	$5,644	$826	583.3%	100.0%	100.0%
Operating expenses	4,381	2,281	92.1%	77.6%	276.2%
Operating income (loss)	$1,263	$(1,455)	*	22.4%	*
Adjusted EBITDA(1)	$2,004	$(982)	*	35.5%	*
Adjusted EBITDA margin(2)	35.5%	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $4.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the impact of the June 2025 TISE Acquisition.
For the three months ended March 31, 2026, operating expenses increased $2.1 million compared to the three months ended March 31, 2025 primarily due to the impact of the June 2025 TISE Acquisition.
As a result of the items above, there was an operating income of $1.3 million for the three months ended March 31, 2026 as compared to an operating loss of $1.5 million in the same period in the prior year. After adjusting for unrealized losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $2.0 million as compared to a $1.0 million loss for the same period in the prior year.
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

Cash Flows
The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$60,874	$11,191
Net cash provided by / (used in) investing activities	45,564	(8,144)
Net cash provided by /(used in) financing activities	7,109	(1,911)
Effect of exchange rate changes on cash and cash equivalents	(433)	—
Increase in cash, cash equivalents, segregated cash, and restricted cash	$113,114	$1,136

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$550,786	$129,761
Cash segregated under federal and other regulations	26,794	29,304
Restricted cash	14,419	33,923
Restricted cash (clearing house performance bonds and guarantee funds)	78,699	83,405
Restricted cash (participant margin deposits)	—	1,141
Total	$670,698	$277,534
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
For the three months ended March 31, 2026, cash provided by operating activities was $60.9 million, primarily due to a net income of $170.2 million, partially offset by $103.7 million of non-cash income and $5.7 million of cash outflows from changes in operating assets and liabilities. The primary drivers of the non-cash expenses during the period was a $71.0 million provision for deferred income taxes, and a $50.5 million gain on the sale of business.
For the three months ended March 31, 2025, cash provided by operating activities was $11.2 million, primarily due to a net loss of $21.4 million adjusted for the add-back of non-cash expenses of $57.3 million, partially offset by net outflows from changes in operating assets and liabilities of $24.7 million. The primary driver of the non-cash expense was the $42.4 million unrealized loss on derivative assets.
Cash Provided by (Used in) Investing Activities
For the three months ended March 31, 2026, cash provided by investing activities was $45.6 million, consisting of $59.8 million of proceeds from the sale of MIAXdx net of cash and cash equivalents partially offset by $11.7 million in purchases of property, equipment and leasehold improvements, and $2.6 million in capitalization of internally developed software.
For the three months ended March 31, 2025, cash used in investing activities was $8.1 million, consisting of $4.7 million in purchases of property, equipment and leasehold improvements and $3.5 million in capitalization of internally developed software
Cash Provided by (Used in) Financing Activities
For the three months ended March 31, 2026, cash provided by financing activities was $7.1 million, consisting primarily of $20.4 million in net proceeds from issuance of common stock, partially offset by $13.3 million from stock repurchases.

For the three months ended March 31, 2025, cash flows used in financing activities was $1.9 million, consisting primarily of $1.9 million for repurchases of common stock.
Contractual Obligations
As of March 31, 2026, we have outstanding unsecured promissory notes of $1.5 million, issued in 2023 and maturing in December 2026. Unpaid interest on these promissory notes (but not the principal) is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $20.50 through the maturity date.
As of March 31, 2026, MIAX Futures and Dorman Trading maintain revolving lines of credit with certain banks.
For a discussion of the Company’s outstanding debt, see Note 10 - “Debt” to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet arrangements as of March 31, 2026. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments due by period
	Total	Less than 1 year	More than 1 year
Purchase obligations	$12,821	$2,633	$10,188
Purchase obligations include long-term non-cancelable agreements with consultants and vendors to provide services.
Recent Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a detailed discussion on the application of these and other accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.
Goodwill and Indefinite-Lived Intangible Assets and Related Impairment
Goodwill represents the excess of the purchase price over the fair value assigned to the net assets, including identifiable intangible assets, of businesses acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. Indefinite-lived intangible assets are comprised of exchange licenses. Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when indicators of impairment are identified.
We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a one-step quantitative impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit.
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
Interest Rate Risk
As of March 31, 2026 and December 31, 2025, our cash and cash equivalents were $550.8 million and $433.6 million, respectively, of which $0.6 million and $0.6 million, respectively, were held in Bermuda, and $24.0 million and $21.7 million, respectively, were held in Guernsey. The remaining cash and cash equivalents are denominated in U.S. dollars and held primarily in interest-bearing accounts with financial institutions. Given the short-term nature and composition of these cash and cash equivalent balances, the Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates. As of March 31, 2026, we had $1.5 million in outstanding debt related to unsecured promissory notes. The outstanding debt bears interest at a fixed interest rate. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations.

Currency Exchange Risk
We are exposed to foreign currency translation risk as revenues and expenses from our operations in Guernsey, through TISE, are denominated in British pound. For the three months ended March 31, 2026, the foreign currency impact of TISE on our condensed consolidated revenues and expenses was not material.
Equity Risk
Our investment in TISE with functional currency of British pound is exposed to volatility in currency exchange rate through translation of our net assets or equity to U.S. dollar. The translation of the non-U.S. dollar statement of financial condition into U.S. dollar, our reporting currency, results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheets. As of March 31, 2026, our net equity investment in TISE amounted to $100.3 million and a 10% change in British pound foreign currency exchange rate would result in a $10.0 million impact on our consolidated equity.
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
With respect to orders routed to other markets for execution on behalf of our customers, we are exposed to some counterparty credit risk in the case of failure to perform on the part of our routing brokers. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the condensed consolidated financial statements for these guarantees.
Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or more visible market participants could also result in market-wide credit difficulties or other market disruptions.
We also have credit risk related to fees that are billed in arrears to customers on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our condensed consolidated balance sheet. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.
On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations. Any such effects to date have been minimal.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We incorporate herein by reference the discussion set forth in Note 15 - “Commitments and Contingencies - Claims and Litigation” of our notes to the condensed consolidated financial statements included herein.
Item 1A. Risk Factors
There have been no material updates during the period covered by this Quarterly Report to the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These risks and uncertainties, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
For the three months ended March 31, 2026, we issued and sold the securities described below without registration under the Securities Act.
From January 1, 2026 through February 28, 2026, the Company did not sell any unregistered shares of common stock that were not reported on a Current Report on Form 8-K.
From March 1, 2026 through March 31, 2026, the Company issued an aggregate of 445,317 shares of common stock to seven accredited investors, one ERP participant, two current consultants, six former consultants and three entities associated with former lenders (i) for an aggregate cash purchase price of $724,163 and (ii) the surrender of 280,360 shares of common stock in connection with their cashless exercises of outstanding warrants exercisable for shares of common stock for an aggregate exercise price totaling $11,443,321.

Issuance Date	Total Number of Shares Issued	Aggregate Consideration
3/2/2026	11,749	Surrender of 6,799 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.
3/2/2026	12,414	Surrender of 12,464 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $20.50 per share.
3/2/2026	13,753	Surrender of 13,808 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $20.50 per share.
3/2/2026	70,294	Surrender of 67,206 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $20.00 per share.
3/2/2026	675	Surrender of 391 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.
3/2/2026	1,206	Surrender of 698 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.
3/2/2026	4,583	Surrender of 2,652 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.
3/2/2026	12,928	Surrender of 7,482 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.
3/2/2026	531	Surrender of 307 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $15.00 per share.

3/2/2026	19,425	Surrender of 19,502 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $20.50 per share.
3/5/2026	2,758	Surrender of 4,742 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $26.00 per share.
3/5/2026	1,379	Surrender of 2,371 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $26.00 per share.
3/6/2026	80,385	Surrender of 16,895 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $7.15 per share.
3/6/2026	6,780	Surrender of 1,425 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $7.15 per share.
3/9/2026	39,380	Surrender of 23,120 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $15.22 per share.
3/10/2026	1,223	Surrender of 1,277 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $21.00 per share.
3/12/2026	12,575	$69,162.50
3/23/2026	55,572	Surrender of 44,428 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $18.00 per share.
3/23/2026	49,155	Surrender of 50,845 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $20.60 per share.
3/24/2026	6,052	Surrender of 3,948 shares of Common Stock pursuant to the cashless exercise of warrants with an exercise price of $16.00 per share.
3/25/2026	12,500	$175,000.00
3/31/2026	30,000	$480,000.00
The transactions described above did not involve any underwriters, underwriting discounts or commissions or any public offering. The issuances of the securities described above were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.
(b) Use of Proceeds
None.
(c) Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended March 31, 2026. These shares consisted of shares retained to cover tax withholding obligations in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2026	89	$42.88
February 1 to February 28, 2026	290,400	$40.92
March 1 to March 31, 2026	35,492	$37.68
Total	325,981	$40.49
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Securities Trading Plans of Executive Officers and Directors
The directors and officers who informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026, are described in the table below. Each such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

Name and Title	Action	Date Adopted	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Harish Jayabalan Executive Vice President, Chief Information Security Officer and Chief Risk Officer	Adoption	3/9/2026	up to 238,335 shares to be sold	6/30/2027
Cynthia Schwarzkopf Director	Adoption	3/12/2026	up to 74,500 shares to be sold	5/31/2027
(1) The trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each Rule 10b5-1 Plan only permits transactions upon expiration of the applicable mandatory cooling-off period.

Item 6. Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report:

Exhibit Number	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File
104	Cover Page Interactive Data File (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: May 8, 2026

MIAMI INTERNATIONAL HOLDINGS, INC.

By:	/s/ Thomas P. Gallagher
Thomas P. Gallagher
Chairman and Chief Executive Officer

By:	/s/ Lance Emmons
Lance Emmons
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)