Form 10-Q
period 2026-06-30
MIAMI INTERNATIONAL HOLDINGS, INC.
filed 2026-08-07
CIK 1438472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Class	July 31, 2026
Common stock, par value $0.001 per share	99,230,898

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
We own MIAX®, MIAX Options®, MIAX Pearl®, MIAX Emerald®, MIAX Sapphire® and MIAX Futures® as trademarks or service marks in the United States and certain other jurisdictions. TINI™ is currently pending.
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
The Company uses its Investor Relations website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(dollars in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$660,462	$433,648
Cash and securities segregated under federal and other regulations	26,894	27,618
Accounts receivable, net	119,864	98,107
Restricted cash	13,654	6,005
Clearing house performance bonds and guarantee funds	103,279	70,078
Receivables from broker-dealers, futures commission merchants, and clearing organizations	138,329	133,533
Current portion of derivative assets	3,819	6,017
Other current assets	36,248	39,232
Assets held for sale	—	40,976
Total current assets	1,102,549	855,214
Investments	28,850	19,180
Fixed assets, net	64,149	46,854
Internally developed software, net	36,401	36,333
Goodwill	61,942	62,211
Other intangible assets, net	169,019	170,774
Deferred tax asset, net	74,404	—
Derivative assets, net of current portion	—	5,114
Other assets, net	63,073	63,745
Total assets	$1,600,387	$1,259,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other liabilities	$135,917	$69,780
Accrued compensation payable	27,115	39,412
Current portion of long-term debt	1,514	1,508
Deferred transaction revenues	9,207	9,572
Clearing house performance bonds and guarantee funds	102,779	69,578
Payables to customers	140,923	144,641
Payables to clearing organizations	5,716	11
Liabilities held for sale	—	2,758
Total current liabilities	423,171	337,260
Deferred income taxes	10,863	22,386
Other non-current liabilities	16,052	18,762
Total liabilities	450,086	378,408
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common stock - voting and nonvoting, par value $0.001 (600,000,000 authorized (400,000,000 voting, 200,000,000 nonvoting); 99,213,601 issued and 98,610,560 outstanding common stock at June 30, 2026 and 85,890,086 issued and 85,536,287 outstanding common stock at December 31, 2025	99	86
Common stock in treasury, at cost, 603,041 shares at June 30, 2026 and 353,799 shares at December 31, 2025	(18,296)	(8,232)
Additional paid-in capital	1,588,634	1,522,143
Accumulated deficit	(417,907)	(632,339)
Accumulated other comprehensive loss, net	(2,229)	(641)
Total stockholders’ equity	1,150,301	881,017
Total liabilities and stockholders’ equity	$1,600,387	$1,259,425
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Transaction and clearing fees	$331,884	$286,139	$647,294	$575,443
Access fees	34,941	26,106	68,298	50,189
Market data fees	12,206	10,253	25,161	19,895
Other revenue	8,598	5,286	16,566	9,334
Total revenues	387,629	327,784	757,319	654,861
Cost of revenues:
Liquidity payments	206,633	195,651	430,159	389,697
Brokerage, clearing, and exchange fees	15,360	14,481	31,637	30,935
Section 31 fees	22,976	11,815	22,976	35,225
Other cost of revenues	1,547	1,175	2,841	2,458
Total cost of revenues	246,516	223,122	487,613	458,315
Revenues less cost of revenues	141,113	104,662	269,706	196,546
Operating expenses:
Compensation and benefits	40,966	40,210	85,356	77,981
Information technology and communication costs	10,202	8,851	19,685	16,399
Depreciation and amortization	8,778	6,938	16,866	13,108
Occupancy costs	2,977	3,002	6,220	5,450
Professional fees and outside services	11,448	10,095	22,855	19,352
Marketing and business development	3,176	555	4,160	1,318
Acquisition-related costs	—	2,247	—	2,901
Litigation settlement	30,000	—	30,000	—
General, administrative, and other	5,769	5,473	10,799	10,453
Total operating expenses	113,316	77,371	195,941	146,962
Operating income	27,797	27,291	73,765	49,584
Non-operating (expense) income:
Change in fair value of puttable common stock	—	(1,688)	—	(1,891)
Change in fair value of puttable warrants issued with debt	—	(1,486)	—	(917)
Interest income	5,254	1,418	9,640	2,713
Interest expense and amortization of debt issuance costs	(44)	(4,902)	(89)	(9,332)
Loss on sale of intangible asset	—	(2,054)	—	(2,054)
Unrealized loss on derivative and digital assets	(337)	(4,605)	(2,878)	(47,018)
Gain on sale of business	23	—	50,570	—
Other, net	(3,911)	10,681	(2,179)	12,360
Income before income tax provision	28,782	24,655	128,829	3,445
Income tax benefit (expense)	15,426	(1,128)	85,603	(1,338)
Net income attributable to Miami International Holdings, Inc.	$44,208	$23,527	$214,432	$2,107

Weighted-average shares of common stock outstanding
Basic	95,305,096	64,942,755	93,559,319	64,249,928
Diluted	110,713,513	78,458,195	109,943,953	77,952,959
Net income per share attributable to common stock
Basic	$0.46	$0.36	$2.29	$0.03
Diluted	$0.40	$0.30	$1.95	$0.03
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$44,208	$23,527	$214,432	$2,107
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $18 and tax benefit of $167 for the three and six months ended June 30, 2026, respectively and tax expense of $132 for both three and six months ended June 30, 2025	134	1,123	(1,588)	1,123
Comprehensive income attributable to Miami International Holdings, Inc., net of tax	$44,342	$24,650	$212,844	$3,230

See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	85,890,086	$86	(353,799)	$(8,232)	$1,522,143	$(632,339)	$(641)	$881,017
Issuance of common stock - warrant exercises	—	—	7,600,052	8	—	—	1,179	—	—	1,187
Employee & Director stock transactions	—	—	1,398,186	1	—	—	19,242	—	—	19,243
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(157,292)	(6,313)	—	—	—	(6,313)
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(168,689)	—	—	—	(6,972)	—	—	(6,972)
Settlement of interest payable in common stock	—	—	2,987	—	—	—	61	—	—	61
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	8,831	—	—	8,831
Net income	—	—	—	—	—	—	—	170,224	—	170,224
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,722)	(1,722)
Balance, March 31, 2026	—	$—	94,722,622	$95	(511,091)	$(14,545)	$1,544,484	$(462,115)	$(2,363)	$1,065,556
Issuance of common stock - warrant exercises	—	—	1,881,554	1	—	—	183	—	—	184
Employee & Director stock transactions	—	—	2,609,425	3	—	—	36,602	—	—	36,605
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(91,950)	(3,751)	—	—	—	(3,751)
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	7,365	—	—	7,365
Net income	—	—	—	—	—	—	—	44,208	—	44,208
Other comprehensive income	—	—	—	—	—	—	—	—	134	134
Balance, June 30, 2026	—	$—	99,213,601	$99	(603,041)	$(18,296)	$1,588,634	$(417,907)	$(2,229)	$1,150,301

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (continued)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	781,859	$1	63,219,480	$63	(38,469)	$(775)	$930,638	$(562,310)	$—	$367,617
Issuance of common stock - warrant exercises	—	—	5,000	—	—	—	70	—	—	70
Employee & Director stock transactions	11,568	—	16,662	—	—	—	—	—	—	—
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(51,373)	—	—	—	(1,148)	—	—	(1,148)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(35,648)	(796)	—	—	—	(796)
Conversion of puttable common stock into non-puttable common stock	—	—	1,150,142	1	—	—	25,693	—	—	25,694
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	9,739	—	—	9,739
Net loss	—	—	—	—	—	—	—	(21,420)	—	(21,420)
Balance, March 31, 2025	793,427	$1	64,339,911	$64	(74,117)	$(1,571)	$964,992	$(583,730)	$—	$379,756
Common stock reacquired in exchange for pre-funded warrant	—	—	(6,218,504)	(6)	—	—	6	—	—	—
Issuance of common stock - warrant exercises	—	—	1,540,280	2	—	—	3,235	—	—	3,237
Employee & Director stock transactions	—	—	281,505	—	—	—	1,002	—	—	1,002
Share-based compensation, net of cancellations and forfeitures	—	—	395,891	—	—	—	9,621	—	—	9,621
Net income	—	—	—	—	—	—	—	23,527	—	23,527
Other comprehensive income	—	—	—	—	—	—	—	—	1,123	1,123
Balance, June 30, 2025	793,427	$1	60,339,083	$60	(74,117)	$(1,571)	$978,856	$(560,203)	$1,123	$418,266
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$214,432	$2,107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and issue cost	5	2,201
Settlement of interest payable in common stock	61	—
Depreciation and amortization	16,866	13,108
Share based compensation expense	15,963	18,909
Provision for accounts receivable credit losses	(215)	99
Provision for deferred income taxes	(85,762)	73
Impairment of long-lived assets	—	739
Change in fair value of puttable common stock	—	1,891
Change in fair value of puttable warrants issued with debt	—	917
Unrealized loss (gain) on equity securities owned	2,640	(10,559)
Realized loss on sale of intangible assets	—	2,054
Proceeds from sale of Pyth tokens	—	16,239
Unrealized loss on derivative and digital assets	2,878	47,018
Gain on sale of business	(50,570)	—
Other	—	(860)
Changes in operating assets and liabilities:
Accounts receivable	(21,881)	(8,455)
Clearing house performance bonds and guarantee funds	33,201	(22,636)
Participant margin deposits	—	(85)
Receivables from broker-dealers, futures commission merchants, and clearing organizations	(4,796)	14,080
Other current assets	2,862	2,627
Other assets	6,479	7,765
Accounts payable and other liabilities	65,911	362
Accrued compensation payable	(13,444)	(11,980)
Other liabilities	(3,795)	(629)
Deferred transaction revenue	820	917
Payables to customers	(3,718)	(7,011)
Payables to clearing organizations	5,705	(2,746)
Net cash provided by operating activities	183,642	66,145
Cash flows from investing activities:
Capital expenditures	(27,992)	(16,929)
Capitalization of internally developed software	(5,086)	(6,586)
Return of capital from non-marketable equity securities	500	—
Proceeds from sale of business, net of cash and cash equivalents sold	59,860	—
Purchase of certificates of deposits	(2,644)
Purchases of investments	(1,250)	—
Cash paid for acquisitions, net of cash acquired	—	(56,458)
Net cash provided by (used in) investing activities	23,388	(79,973)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discount and lender issuance costs	—	36,881
Payment of other debt issuance costs	—	(1,975)
Repayment of capital lease obligations	(77)	(74)
Repurchases of common stock from employee stock incentive plans	(17,036)	(1,944)
Proceeds from issuance of common stock and convertible preferred stock	57,219	4,307
Net cash provided by financing activities	40,106	37,195
Effect of exchange rate changes on cash and cash equivalents	(431)	146
Increase in cash, cash equivalents, segregated cash, and restricted cash	246,705	23,513

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)

Cash, cash equivalents, segregated cash and restricted cash at beginning of period	557,584	276,398
Cash, cash equivalents, segregated cash, and restricted cash at end of period	$804,289	$299,911

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$660,462	$195,319
Cash segregated under federal and other regulations	26,894	32,330
Restricted cash	13,654	6,005
Restricted cash (clearing house performance bonds and guarantee funds)	103,279	65,108
Restricted cash (participant margin deposits)	—	1,149
Total	$804,289	$299,911

Supplemental disclosure of cash transactions:
Cash paid for income taxes	$159	$1,114
Income tax refunds	$30	$6
Cash paid for interest	$21	$7,169

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,278	$5,608
Assets acquired under capital leases	115	144
Non-cash amounts related to capitalized internally developed software	233	451
Total non-cash investing activities	$1,626	$6,203

Supplemental disclosure of non-cash financing activities:
Conversion of puttable warrants into non-puttable warrants	—	25,692
Total non-cash financing activities	$—	$25,692
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
On June 5, 2025, the Company acquired The International Stock Exchange Group Limited (“TISEG”), which operates TISE, an investment exchange which is regulated by the Guernsey Financial Services Commission (“GFSC”) (“TISE Acquisition”).
On August 15, 2025, the Company closed its initial public offering (the “IPO”). The Company is headquartered in Princeton, New Jersey with principal offices in Miami, Minneapolis, Chicago, Hamilton, Bermuda and St. Peter Port, Guernsey.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and transactions of the Company and its majority owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2025.
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
For the three and six months ended June 30, 2025, the Company incurred acquisition costs of $2.2 million and $2.9 million, respectively. These costs included legal and other professional services directly related to the acquisition of TISE and were recognized in acquisition-related costs in the Company's condensed consolidated statements of operations.
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
In connection with the sale of MIAXdx, the Company received cash consideration of $59.9 million, net of cash and cash equivalents sold, and recognized a gain of $50.6 million in the condensed consolidated statement of operations for the six months ended June 30, 2026.
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
The following table summarizes revenue disaggregated by the Company’s Options, Equities, Futures and International segments and the Corporate and Other unit (in thousands):

	Three Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$276,641	$34,957	$20,221	$65	$—	$331,884
Access fees	30,756	3,797	406	39	(57)	34,941
Market data fees	8,996	1,825	1,312	80	(7)	12,206
Other revenue	101	—	2,623	5,560	314	8,598
	$316,494	$40,579	$24,562	$5,744	$250	$387,629

Timing of revenue recognition
Services transferred at a point in time	$278,609	$34,957	$20,300	$1,895	$—	$335,761
Services transferred over time	37,885	5,622	4,262	3,849	250	51,868
	$316,494	$40,579	$24,562	$5,744	$250	$387,629

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$232,412	$34,339	$19,311	$77	$—	$286,139
Access fees	22,208	3,674	239	42	(57)	26,106
Market data fees	6,878	2,351	951	80	(7)	10,253
Other revenue	261	—	2,616	2,092	317	5,286
	$261,759	$40,364	$23,117	$2,291	$253	$327,784

Timing of revenue recognition
Services transferred at a point in time	$232,790	$34,340	$19,514	$643	$—	$287,287
Services transferred over time	28,969	6,024	3,603	1,648	253	40,497
	$261,759	$40,364	$23,117	$2,291	$253	$327,784

	Six Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$543,459	$62,845	$40,864	$126	$—	$647,294
Access fees	59,874	7,664	796	78	(114)	68,298
Market data fees	18,478	3,982	2,556	160	(15)	25,161
Other revenue	135	53	4,684	11,024	670	16,566
	$621,946	$74,544	$48,900	$11,388	$541	$757,319

Timing of revenue recognition
Services transferred at a point in time	$548,363	$62,898	$40,999	$3,851	$—	$656,111
Services transferred over time	73,583	11,646	7,901	7,537	541	101,208
	$621,946	$74,544	$48,900	$11,388	$541	$757,319

	Six Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$466,924	$68,646	$39,760	$113	$—	$575,443
Access fees	42,592	7,154	476	81	(114)	50,189
Market data fees	13,076	4,638	2,036	160	(15)	19,895
Other revenue	261	—	5,642	2,763	668	9,334
	$522,853	$80,438	$47,914	$3,117	$539	$654,861

Timing of revenue recognition
Services transferred at a point in time	$467,389	$68,646	$40,249	$763	$—	$577,047
Services transferred over time	55,464	11,792	7,665	2,354	539	77,814
	$522,853	$80,438	$47,914	$3,117	$539	$654,861
Deferred transaction revenue consists of prepaid transaction and non-transaction fees which are recognized as revenue when earned. During the six months ended June 30, 2026, the Company received prepaid fees of $11.7 million and recognized deferred transaction revenue of $12.6 million. During the six months ended June 30, 2025, the Company received prepaid fees of $4.0 million and recorded $6.4 million as part of the TISE Acquisition and recognized deferred transaction revenue of $3.0 million.
Concentration of revenue: For the three months ended June 30, 2026, the Company derived $166.6 million of the $387.6 million in total revenue from three customers, with such customers accounting for 16%, 15% and 12% of the Company’s total revenue. For the six months ended June 30, 2026, the Company derived $333.3 million of the $757.3

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
million in total revenue from three customers, with such customers accounting for 16%, 16% and 12% of the Company’s total revenue.
For the three months ended June 30, 2025, the Company derived $149.7 million of the $327.8 million in total revenue from three customers, with such customers accounting for 20%, 14% and 11% of the Company’s total revenue. For the six months ended June 30, 2025, the Company derived $293.3 million of the $654.9 million in total revenue from three customers, with such customers accounting for 19%, 14% and 12% of the Company’s total revenue.
Revenues from transactions with the top three customers for the three and six months ended June 30, 2026 and 2025 are reported primarily within the Options segment. No customer is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these customers may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
5.RECEIVABLE FROM BROKER-DEALERS, FUTURES COMMISSION MERCHANTS AND CLEARING ORGANIZATIONS
Receivable from and payable to broker-dealers, futures commission merchants and clearing organizations are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Receivable from broker-dealers and futures commission merchants	$2,556	$5,274
Receivable from clearing organizations
Cash margin	128,405	121,384
Cash guarantee deposits	7,368	6,875
Total receivable from broker-dealers, futures commission merchants and clearing organizations	$138,329	$133,533

Liabilities
Payable to clearing organizations	$5,716	$11
Total payable to clearing organizations	$5,716	$11
6.INVESTMENTS
From time to time the Company makes investments in entities of strategic relevance. These investments primarily consist of illiquid and non-controlling positions in entities with no readily determinable fair value, which are carried at cost less any impairment and are adjusted for observable price changes from orderly transactions for identical or similar securities. As of June 30, 2026 and December 31, 2025, the carrying amount of investments made by the Company was $28.9 million and $19.2 million, respectively.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
7.FIXED ASSETS AND INTERNALLY DEVELOPED SOFTWARE, NET
Fixed assets and internally developed software, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Fixed assets, net:
Land	$2,209	$2,209
Building and improvements	9,373	9,373
Furniture and equipment	151,975	126,086
Leasehold improvements	31,843	31,368
Purchased software	7,522	7,492
Less: Accumulated depreciation and amortization	(138,773)	(129,674)
Total fixed assets, net	$64,149	$46,854

Internally developed software, net:
Capitalized internal-use software	$118,162	$112,843
Less: Accumulated depreciation and amortization	(81,761)	(76,510)
Total internally developed software, net	$36,401	$36,333
Depreciation and amortization expense for fixed assets and internally developed software for the three and six months ended June 30, 2026 was $8.5 million and $16.1 million, respectively, and for the three and six months ended June 30, 2025 was $6.7 million and $12.7 million, respectively.
During the second quarter of 2025, the Company recognized an impairment charge of $0.7 million to building and improvements which was included in general, administrative, and other within operating expenses in the condensed consolidated statement of operations and reported under the Corporate and Other unit (see Note 18 - Segment Reporting). There was no impairment to fixed assets during the six months ended June 30, 2026.
8.OTHER ASSETS, NET
The following table presents the components of other assets (in thousands):

	June 30, 2026	December 31, 2025
Notes receivable, net of $26.1 million allowance for credit losses as of June 30, 2026 and as of December 31, 2025	$36,508	$39,609
Right of use asset	13,170	15,143
Digital assets (see Note 11)	4,753	—
Exchange memberships and stock, at cost	3,829	3,829
Prepaid membership fees	4,000	4,000
Other	813	1,164
Total other assets, net	$63,073	$63,745
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
On September 5, 2025, CAT LLC filed with the SEC a proposed amendment to implement a revised funding model (the “Amendment”). On November 21, 2025, the SEC issued an order instituting proceedings to determine whether to approve or disapprove the Amendment. On March 16, 2026, the SEC approved the proposed revised funding model addressing the 11th Circuit’s concerns and limited the funding model’s operation to two years while the SEC conducts a comprehensive review of the CAT. The SEC’s approval order also requires that historical costs must be recouped over a period of two to five years. That means historical costs cannot be fully recouped if the collection period is shortened beyond the approval order’s two-year limitation. The SRO participants submitted rule filings to the SEC on behalf of CAT LLC to begin collecting fees from industry members beginning with transactions occurring as of May 1, 2026 to recoup historical costs and to cover prospective costs.
On March 25, 2026, petitioners American Securities Association and Citadel Securities LLC filed a new petition for review in the 11th Circuit of the SEC’s approval of the CAT’s revised funding model, which included a motion to stay on the CAT fees. On July 14, 2026, the 11th Circuit denied petitioners’ motion to stay, enabling the SROs, including the MIAX Exchanges, to continue charging both historical and prospective CAT fees while the litigation is pending. If the new petition is successful, the MIAX Exchanges could be required to stop charging both historical and prospective CAT fees. As a result, the SROs, including the MIAX Exchanges, may continue to incur significant costs and not be reimbursed for prospective and historical CAT costs.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the change in the notes receivable, net of allowance for the notes receivable for the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025, net of allowance for credit losses	$39,609
Notes issued, net of allowance for credit losses	—
Repayments	(3,101)
Balance at June 30, 2026, net of allowance for credit losses	$36,508
The allowance for notes receivable associated with CAT is calculated primarily based on the structure of the notes and potential outcomes under the CAT funding model.
The following represents the change in allowance for notes receivable for the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$(26,068)
Provision for uncollectible amount	—
Write-offs charged against the allowance	—
Recoveries collected	—
Balance at June 30, 2026	$(26,068)
9.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table presents the components of accounts payable and other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$19,494	$8,326
Liquidity payments payable	33,877	32,491
Litigation settlement payable (see Note 15)	30,000	—
Accrued expenses	9,371	8,970
Current portion of capital lease obligation	174	173
Current portion of operating lease liability	6,261	6,518
Marketing fees payable	11,491	11,692
Section 31 fees payable	22,976	—
Accrued interest payable	195	168
Accrued taxes payable	1,322	1,204
Other	756	238
Accounts payable and other liabilities	$135,917	$69,780

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
10.DEBT OBLIGATIONS
The carrying value of the Company’s outstanding debt consisted of the following (in thousands, except for interest rate):

	Interest Rate	June 30, 2026	December 31, 2025
Notes payable	8.0%	$1,519	$1,519
Total		1,519	1,519
Unamortized debt discount and issue cost		(5)	(11)
Total debt, including current obligations		1,514	1,508
Current portion of long-term debt		(1,514)	(1,508)
Total long-term debt		$—	$—
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
In December 2025, in connection with a secondary offering completed by the Company, the lenders exercised an aggregate of 3,690,079 warrants on a cashless basis, resulting in the issuance of 3,065,826 shares of the Company’s common stock. During the first quarter of 2026, the lenders exercised the remaining outstanding warrants.
The Company recognized $4.6 million and $8.8 million of interest expense related to the 2029 Senior Secured Term Loan during the three and six months ended June 30, 2025, respectively, including $1.2 million and $2.1 million related to the accretion of the debt discounts and deferred financing costs, respectively.
Convertible loans
During the year ended December 31, 2020, the Company issued a 9.5% convertible loan for $5.0 million to an existing stockholder due five years from the date of issuance. Interest was payable quarterly and the loan was convertible into the Company’s common stock at the option of the holder at a price of $16.00 per share. In December 2025, the lender converted the entire $5.0 million of outstanding principal into 312,500 shares of common stock at a conversion price of $16.00 per share. The total accrued and unpaid interest was $0.1 million as of the date of conversion, which was converted into 5,287 shares of the Company's common stock. The Company recognized interest expense amounting to $0.2 million and $0.4 million related to the convertible loans for the three and six months ended June 30, 2025, respectively.
Notes Payable
In December 2023, the Company issued a $1.5 million promissory note at an interest rate of 8% to an existing stockholder due three years from the date of issuance. Interest is payable on a semi-annual basis in cash or shares of the

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Company’s common stock at the price of $20.50 per share at the option of the holder. The Company issued 7,408 warrants to purchase common stock at an exercise price of $20.50 per share to the lender. The fair value of the warrants issued was immaterial, which was recorded as debt discount and is being amortized over the term of the loan. Interest expense and the amortization of debt discount was immaterial both the three and six months ended June 30, 2026 and 2025.
The future expected loan repayment related to the senior secured term loan, notes payable and convertible loans as of June 30, 2026 are as follows (in thousands):

Remainder of 2026	$1,519
2027 and thereafter	—
1,519
Less: Unamortized debt discount and debt issuance costs	(5)
Total	$1,514
Interest expense recognized on the senior secured term loans, convertible loans and notes payable, included in interest expense and amortization of debt issuance cost in the condensed consolidated statements of operations, for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Component of interest expense:
Contractual interest	$30	$3,698	$61	$7,100
Amortization of debt discount and issuance cost	2	1,189	5	2,201
Interest expense	$32	$4,887	$66	$9,301
Lines of Credit
As of June 30, 2026, MIAX Futures maintains a secured line of credit with a bank for $40 million which will expire on July 27, 2027. The secured line of credit carries an interest at the bank’s prime rate of 6.75% as of both June 30, 2026 and December 31, 2025, and an annual commitment fee of 0.25% through July 2026. At June 30, 2026 and December 31, 2025, there were no amounts outstanding on the secured line of credit. As of December 31, 2025, MIAX Futures maintained two unsecured revolving lines of credit with a bank, one for $6.0 million and another for $4.0 million. These unsecured revolving lines of credit were terminated in the second quarter of 2026.
No interest expense was incurred related to the above lines of credit for the six months ended June 30, 2026 and 2025. MIAX Futures is required to maintain certain financial minimums and restrictions. MIAX Futures complied with all such covenants as of June 30, 2026.
As of June 30, 2026, Dorman Trading maintained an unsecured revolving line of credit for $10.0 million at an interest rate equal to the bank’s prime rate. If the loans are not repaid when due, the interest rate would be determined by adding 3.0% to the prime rate. There was no amount outstanding as of June 30, 2026 and December 31, 2025 and Dorman Trading did not incur any interest expense during the six months ended June 30, 2026 and 2025.
11.GOODWILL, INTANGIBLE ASSETS, DERIVATIVES AND DIGITAL ASSETS
The following table presents the details of goodwill by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$43,736	$—	$18,475	$62,211
Foreign currency translation	—	—	—	(269)	(269)
Balance as of June 30, 2026	$—	$43,736	$—	$18,206	$61,942

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the details of the carrying value of intangible assets by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$88,812	$—	$81,962	$170,774
Amortization	—	(203)	—	(430)	(633)
Foreign currency translation	—	—	—	(1,122)	(1,122)
Balance as of June 30, 2026	$—	$88,609	$—	$80,410	$169,019
The following table presents the gross carrying value and accumulated amortization for intangible assets (in thousands):

	June 30, 2026
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(1,393)	$146,607
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.1	20,250	(3,566)	(272)	16,412
Other	—	200	(200)	—	—
Total		$174,450	$(3,766)	$(1,665)	$169,019

	December 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(452)	$147,548
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.6	20,250	(2,930)	(94)	17,226
Other	—	200	(200)	—	—
Total		$174,450	$(3,130)	$(546)	$170,774
The Company recorded amortization expense of $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The estimated future amortization expense of the intangible assets is as follows (in thousands):

Remainder of 2026	$459
2027	1,273
2028	1,273
2029	1,273
2030	1,273
Thereafter	10,861
Total	$16,412
In 2021, BSX entered into agreements with a wholly owned subsidiary of Pyth Data Foundation (“Pyth”) to provide certain data to the Pyth Network in exchange for 500 million Pyth tokens. These tokens were locked, restricted from trading and subject to a four-year unlocking schedule commencing on May 20, 2024. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX. Accordingly, the locked Pyth tokens represent rights to receive crypto tokens.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Upon becoming entitled to receive crypto tokens, BSX evaluates whether such rights contain an embedded feature that meets the definition of a derivative under Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. This assessment is performed at each reporting date based on facts and circumstances then existing.
Prior to the development of an active market for Pyth tokens during the second quarter of 2024, BSX concluded that the rights to receive Pyth tokens did not meet the definition of a derivative because there was no market mechanism to net settle the contracts. Following the establishment of an active market, BSX concluded that the rights to receive Pyth tokens contained embedded derivatives that require separate accounting under ASC 815. The embedded derivatives are measured at fair value at each reporting date and presented as derivative assets in the condensed consolidated balance sheets. Changes in fair value are recognized within non-operating (expense) income in the condensed consolidated statements of operations.
On May 20, 2024, the initial 125 million unlocked Pyth tokens were received by BSX and were sold nearly immediately for $52.6 million.
On May 20, 2025, the second tranche of the 125 million right to receive Pyth tokens were unlocked by the Pyth Network. Upon unlocking, these Pyth tokens were derecognized as derivative assets and subsequently recognized as intangible asset measured at fair value. Shortly thereafter, BSX sold the entire tranche for net proceeds of $16.2 million and recognized a loss on sale of $2.1 million, representing the difference between the carrying value of the related intangible asset and the net proceeds received. The loss on sale of intangible asset was recorded in non-operating (expense) income on the condensed consolidated statement of operations.
On May 20, 2026, an additional 125 million Pyth tokens were unlocked and distributed to BSX in accordance with the unlocking schedule. Upon distribution, the related derivative assets were derecognized and the tokens were recognized as digital assets accounted for as intangible assets measured at fair value in accordance with ASC 350-60, Intangibles –Goodwill and Other – Accounting for and Disclosure of Crypto Assets. Subsequent changes in fair value are recorded in non-operating (expense) income in the condensed consolidated statements of operations. As of June 30, 2026, the digital assets related to unlocked Pyth tokens had a fair value of $4.8 million and were included in other assets, net in the condensed consolidated balance sheet. The change in fair value of the digital assets resulted in an unrealized loss of $0.5 million during the three and six months ended June 30, 2026, which was included in unrealized loss on derivative and digital assets within non-operating (expense) income on the condensed consolidated statements of operations.
The remaining 125 million locked Pyth tokens as of June 30, 2026 are expected to be distributed by the Pyth Network upon unlocking on May 20, 2027. In addition, the Company received 1.2 million locked reward Pyth tokens that are scheduled to unlock at various dates during the remainder of 2026 through 2028.
As of June 30, 2026 and December 31, 2025, the aggregate fair value of derivative assets related to the remaining locked Pyth tokens was $3.8 million and $11.1 million, respectively. Derivative assets are classified as current or noncurrent in the condensed consolidated balance sheets based on the expected timing of the unlocking of the related Pyth tokens. Changes in the fair value of the derivative assets resulted in an unrealized gain of $0.2 million and an unrealized loss of $4.6 million during the three months ended June 30, 2026 and 2025, respectively, and an unrealized loss of $2.4 million and an unrealized loss of $47.0 million during the six months ended June 30, 2026 and 2025, respectively. These changes in fair value are included in unrealized loss on derivative and digital assets within non-operating (expense) income on the condensed consolidated statements of operations.
12.EMPLOYEE BENEFIT PLAN
The Company maintains a voluntary defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 50% of the first 6% of employee contributions. The expense relating to the matching contribution was $0.4 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2025, respectively.

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
As of June 30, 2026 and December 31, 2025, the Company had performance bonds and guarantee funds totaling $393.8 million and $305.7 million respectively, as summarized below (in thousands):

	June 30, 2026
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$55,834	$282,082	$337,916
Security deposits	47,445	8,477	55,922
Total performance bonds and guarantee funds	$103,279	$290,559	$393,838

	December 31, 2025
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$22,073	$226,684	$248,757
Security deposits	48,005	8,984	56,989
Total performance bonds and guarantee funds	$70,078	$235,668	$305,746
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
Cash deposited as performance bonds and guarantee funds is included on the condensed consolidated balance sheets because the cash is deposited in MIAX Futures controlled bank accounts. MIAX Futures at its discretion, may distribute interest earned on the cash balances that are posted for margin and security deposits. MIAX Futures distributed interest amounting to $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively, which is reflected within other cost of revenues in the condensed consolidated statements of operations. U.S. Treasury Bills deposited by the clearing members are not reflected on the condensed consolidated balance sheets as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge, and MIAX Futures does not earn interest on them. These U.S. Treasury Bills are held at a nominee account in MIAX Futures’ name for the benefit of the clearing members and are immediately accessible by MIAX Futures in the event of a default.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
14.FAIR VALUE MEASUREMENT
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$14,302	$14,302	$—	$—
Derivative assets (current portion)	3,819	—	3,819	—
Digital assets(2)	4,753	4,753	—	—
Total assets	$22,874	$19,055	$3,819	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$16,942	$16,942	$—	$—
Derivative assets (current and non-current portion)	11,131	—	11,131	—
Total assets	$28,073	$16,942	$11,131	$—
__________________
1    These amounts are reflected within other current assets in the condensed consolidated balance sheets.
2    These amounts are included in other assets, net in the condensed consolidated balance sheet.
Equity securities and digital assets that trade in active markets and are valued using quoted market prices with reasonable levels of price transparency are classified within Level 1 of the fair value hierarchy.
As disclosed in Note 11, during 2023, BSX received 500 million Pyth tokens, of which 125 million and 250 million remained locked as of June 30, 2026 and December 31, 2025, respectively. Locked Pyth tokens are accounted for as embedded derivatives recognized at fair value. In estimating the fair value of the right to receive Pyth tokens which are classified under Level 2, the Company applied a discount for lack of marketability using option pricing models utilizing observable inputs which include comparable tokens and their volatility.
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company invests in securities without readily determinable fair values in which the carrying value was $28.9 million and $19.2 million as of June 30, 2026 and December 31, 2025, respectively. There were no impairments or adjustments to the carrying value of the investments without readily determinable fair values during the three and six months ended June 30, 2026 and 2025.
The Company’s long-lived assets, including fixed assets, goodwill, indefinite-lived intangible and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. Fair value of these assets is estimated using primarily unobservable inputs. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
The Company assesses fair value of goodwill at the reporting unit level annually as of October 1, or more frequently if there is a triggering event. The Company may use both qualitative and quantitative approaches when testing goodwill and indefinite-lived intangible assets for impairment.
As of October 1, 2025, the Company performed a qualitative impairment assessment of its goodwill and indefinite-lived intangible assets. In performing the assessment, the Company considered relevant events and circumstances, including macroeconomic conditions, industry and market trends, overall financial performance, changes in key

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
assumptions, and other entity-specific factors. Based on this qualitative assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset was less than its carrying amount. Accordingly, no quantitative impairment testing was performed and no impairment charges were recorded in 2025. In addition, no impairment charges were recognized during the three and six months ended June 30, 2026.
When the quantitative approach is used, the fair value of a reporting unit is determined utilizing a combination of an income approach (i.e. discounted cash flow) and a market approach, and compared to its carrying value. Internal operational budgets and long-range strategic plans are used as a basis for the discounted cash flow analysis. The Company also utilizes assumptions for working capital, capital expenditures, and terminal growth rates. When the quantitative approach is used, the fair value of indefinite-lived intangibles, which consist of exchange licenses, is determined by estimating the future cash flows and discounting the net cash flows back to their present values or using a market approach, as appropriate.
Fair Value of Assets and Liabilities
The Company’s debt obligations are comprised of notes payable which is presented at carrying value on the Company’s condensed consolidated balance sheets. The carrying values and fair values of the Company’s debt obligations are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	1,514	1,471	1,508	1,426
	$1,514	$1,471	$1,508	$1,426

15.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company from time to time enters into long term agreements with vendors to provide certain services. As of June 30, 2026, the outstanding commitment was $14.6 million, of which $1.7 million is payable in 2026, $3.2 million in 2027, $3.0 million in 2028, $1.8 million in 2029, $1.6 million in 2030 and $3.3 million in 2031 and beyond.
MIAX Futures Guaranty Fund
In the event of default by a clearing member, MIAX Futures would first apply assets of the defaulting clearing member to satisfy its payment obligation. These assets include the defaulting member’s security deposits, margins, performance bonds and any other available assets. Thereafter, if a loss remains, MIAX Futures would use funds of the MIAX Futures clearing house reserve fund, security deposits of non-defaulting clearing members, and in certain instances, surplus funds of MIAX Futures, in the order of priority listed by rules, with each source of funds to be completely exhausted, to the extent practical, before the next source is applied.
MIAX Futures is a Designated Contract Market (“DCM”) and a Derivatives Clearing Organization (“DCO”) that operate under the regulatory oversight of the Commodity Futures Trading Commission (“CFTC”). As such, MIAX Futures is required to maintain financial resources to cover its projected operating costs for a period of at least one year. The financial resources must include unencumbered, liquid financial assets which may include a committed line of credit or similar facility equal to at least six months of its projected operating costs. At June 30, 2026, MIAX Futures was in compliance with all DCM and DCO financial requirements.
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
At June 30, 2026 and December 31, 2025, Dorman Trading had adjusted net capital of $25.9 million and $27.7 million, respectively. Under Regulation 1.17, the net capital requirement at June 30, 2026 and December 31, 2025 was $5.7 million and $4.5 million, respectively. Additionally, as of June 30, 2026 and December 31, 2025, Dorman Trading was in compliance with the minimum capital requirements of the exchanges in which Dorman Trading operates. The net capital rule may effectively restrict member withdrawals and the repayment of subordinated loans.
Claims and Litigation
Nasdaq
On September 1, 2017, Nasdaq, Inc., together with its subsidiaries Nasdaq ISE, LLC and FTEN, Inc. (together, “Nasdaq”), filed an action against the Company and certain of its subsidiaries in the U.S. District Court for the District of New Jersey (the “Court”) alleging infringement of seven patents and trade secret misappropriation relating to electronic trading technology and platforms. The Company subsequently filed seven petitions before the Patent Trial and Appeal Board (“PTAB”) at the United States Patent and Trademark Office (“USPTO”) challenging the validity of Nasdaq’s asserted patents. The Court proceeding was stayed in December 2018, pending resolution of the PTAB proceedings. The Court dismissed with prejudice one of the asserted patents from the Court action, and the Company withdrew its petition at the PTAB with respect to that patent. All claims asserted by Nasdaq against the Company under the remaining six patents at issue were invalidated by the PTAB in 2019 (the “PTAB Final Written Decisions”). On June 7, 2022, the USPTO Director denied Nasdaq’s request for Director review of the PTAB Final Written Decisions.
On August 31, 2021, the Company filed an Answer and Counterclaims in the Court (the “Company’s Answer”). The Company’s Answer included denials of infringement and trade secret misappropriation and counterclaims by the Company, including claims against Nasdaq for antitrust violations, patent misuse, sham litigation, and fraud on the USPTO in procuring the asserted patents. The Company requested attorneys’ fees and costs and such other relief as the Court may find to be just and proper. On June 21, 2022, Nasdaq waived its right to appeal the PTAB’s Final Written Decisions, Nasdaq’s patent infringement claims were dismissed with prejudice, and the stay in the Court matter was lifted. The Company filed an Amended Answer and Counterclaims on August 5, 2022. The Amended Counterclaims added claims of fraud on the patent office and Lanham Act violations. On July 25, 2023, the Court denied a motion by the Company to dismiss Nasdaq’s remaining trade secret claims and also denied a motion by Nasdaq to dismiss the Company’s counterclaims. The Court granted Nasdaq’s motion to stay and bifurcate the Company’s counterclaims.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
On September 29, 2025, the Court denied Nasdaq’s and the Company’s respective motions for summary judgment, as well as the parties’ motions to exclude certain experts. The Court granted Nasdaq’s motion to bifurcate the Company’s equitable defenses. Subsequently, the Court directed the parties to re-initiate discovery on the Company’s counterclaims. The Court indicated that it intended to preside over one trial with two phases, the first phase addressing Nasdaq’s trade secret claims, followed by a second phase in which the Company would present its counterclaims. The claims and counterclaims are referred hereto as the “Litigation”).
Discovery on the Company’s counterclaims was scheduled to end on July 13, 2026. The parties were engaged in discovery and depositions throughout May and June 2026, and also participated in settlement discussions in early to mid-June 2026. On June 15, 2026, the parties informed the Court that they had reached an agreement in principle with regard to settlement and asked the Court to stay counterclaim discovery for 45 days to allow the parties to finalize a settlement agreement, which request the Court granted on the same day. Subsequently, the parties resolved all claims and counterclaims against each other that have been or could have been asserted in the Litigation. On July 20, 2026, the Court entered an Order of Dismissal With Prejudice that dismissed all claims for relief and counterclaims asserted in the Litigation. As of June 30, 2026, the Company determined that a loss related to the Litigation was probable and was reasonably estimable. Accordingly, the Company recorded an accrued liability of $30.0 million within accounts payable and other liabilities in the condensed consolidated balance sheet as of June 30, 2026, with a corresponding charge to litigation settlement expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The Company paid the settlement liability of $30.0 million on July 20, 2026.
Each party released and discharged the other party from any and all claims, demands, actions, causes of action, suits, damages, losses, costs, expenses, and liabilities of any kind or nature whatsoever, whether known or unknown, asserted or unasserted, that the releasing party ever had, now have, or may hereafter have against any the released party, based on or arising from conduct occurring on or before July 16, 2026 (the “Effective Date”), where such released claims have been brought or could have been brought in the Litigation. The claims by Nasdaq against the Company that were released include, without limitation, any and all claims through the Effective Date that the Company and any affiliate of the Company has misappropriated, or is utilizing or has utilized, any technology, patents, confidential information, trade secrets, or other allegedly proprietary intellectual property of Nasdaq.
The Company remains free to operate its business without any license or consent being required from Nasdaq with respect to all matters asserted by Nasdaq in the Litigation, and the Company may freely operate or modify existing exchanges and trading platforms, create and operate new exchanges and trading platforms, and license, commercialize, improve, utilize, implement, and sell any technology, without ever being subject to a claim that such activity infringes any rights of Nasdaq that were asserted in the Litigation.
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
16.EQUITY
Common Stock
At June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 400,000,000 shares of voting common stock, $0.001 par value per share and 200,000,000 shares of nonvoting common stock, $0.001 par value per share. As of June 30, 2026, 99,213,601 and 98,610,560 shares of common stock were issued and outstanding, respectively. As of December 31, 2025, 85,890,086 and 85,536,287 shares of common stock were issued and outstanding, respectively. There were no issued or outstanding shares of nonvoting common stock as of June 30, 2026 and December 31, 2025.

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
As of June 30, 2026 and December 31, 2025, 22,545,668 and 36,256,212 shares of common stock, respectively, were reserved for issuance in connection with warrants, convertible accrued interest and share-based incentive plans.
Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock $0.001 par value per share in one or more series, as may be designated by the board of directors. There were no issued or outstanding shares of preferred stock as of June 30, 2026 and December 31, 2025.
During the six months ended June 30, 2025, the Company issued 11,568 shares of Series B convertible preferred stock pursuant to cashless exercises of 25,000 options to purchase shares of Series B convertible preferred stock.
In 2010, all outstanding Series A preferred shares were converted into common stock. As part of this conversion, the holders converting Series A preferred shares received contingent promissory notes totaling $15.0 million, which remain outstanding as of June 30, 2026. These contingent promissory notes are only payable, without interest, upon a deemed liquidation event which includes a merger or sale of the Company, therefore expense will only be recognized at such time.
Treasury Stock
The Company has generally withheld shares of its common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the fair value of the common stock on the date of issuance or vesting and reflected as a reduction to the Company’s stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. The weighted average cost per share held in treasury was $30.34 and $23.27 as of June 30, 2026 and December 31, 2025, respectively.
Warrants
Prior to the IPO, the Company issued warrants to purchase shares of common stock primarily in connection with equity rights programs (“ERP”, see Equity Rights Program below), stock issuances, certain debt issuances, and consulting agreements. There were outstanding warrants to acquire 3,493,409 and 14,215,311 shares of common stock outstanding at June 30, 2026 and December 31, 2025, respectively.
The warrants vest over time or upon the achievement of performance criteria with respect to certain warrants issued in connection with certain service providers and generally expire at various times through 2030. There were 1,350,000 unvested warrants as of June 30, 2026 and December 31, 2025. The fair value of each warrant grant was derived using the Black-Scholes option pricing model. The Company recorded $0.04 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.08 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, of share-based compensation expense related to warrants issued in connection with consulting agreements.
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
During the six months ended June 30, 2026, the Company received proceeds of $1.4 million through the exercise of 97,886 of previously issued warrants to purchase common stock and issued 2,590,475 shares of voting common stock pursuant to cashless exercise of 3,820,441 warrants (excluding the warrants exercised by the holder of the pre-funded warrants).
During the six months ended June 30, 2025, the Company raised proceeds of $3.3 million through the exercise of 845,621 of previously issued warrants to purchase common stock and issued 699,659 shares of voting common stock pursuant to cashless exercise of 813,163 warrants.
The following table summarizes information about warrant activities for the six months ended June 30, 2026 and 2025:

	Common Stock Warrants
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	14,215,311	$8.03
Exercised	(10,711,902)	$5.25
Expired	(10,000)	$15.22
Outstanding at June 30, 2026	3,493,409	$16.54

Outstanding at December 31, 2024	14,615,703	$11.91
Granted	6,218,504	$0.002
Exercised	(1,658,785)	$3.61
Forfeited	(100,000)	$14.00
Expired	(94,644)	$15.39
Outstanding at June 30, 2025	18,980,778	$8.71
Additional information regarding warrants outstanding as of June 30, 2026 and December 31, 2025 is as follows:

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Issued with debt	$20.50	Dec 2026	7,408
Issued to employees, directors and service providers	$18.04	Sep 2026 - Mar 2030	1,947,499
Issued with common stock	$15.03	Dec 2026 - Dec 2027	1,472,103
Issued to strategic investors under ERPs	$5.50	Aug 2027	66,399
Outstanding at June 30, 2026			3,493,409

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Pre-funded warrant	$0.002	Perpetual	6,793,575
Issued with debt	$15.23	Jul 2026 - Aug 2032	312,893
Issued to employees, directors and service providers	$18.16	Jan 2026 - Mar 2030	2,620,000
Issued with common stock	$15.34	Apr 2026 - Dec 2027	1,613,781
Purchase of warrants	$14.50	Oct 2026	2,362,279
Issued to strategic investors under ERPs	$5.50	Aug 2027	512,783
Outstanding at December 31, 2025			14,215,311
Equity Rights Program
The Company launched five ERPs between September 2013 and September 2020, allowing participating customers of certain MIAX Exchanges to obtain common stock warrants in return for a prepaid fee applied to future purchases. Warrants vested in tranches based on performance conditions tied to qualifying trade volumes on the applicable MIAX Exchange.
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
Warrants under ERP III, IV and V:
The terms of ERP III, IV and V were similar to ERP I and II, except the shares did not have any put right and therefore the ERP III, IV and V awards were equity classified. All vested warrants under ERP III and IV were exercised prior to their expiration on June 30, 2024 and April 30, 2025, respectively.
On September 11, 2020, the Company entered into ERP V where the vesting period ended on June 30, 2024. ERP V warrants expire on the earliest to occur of (i) August 15, 2027 (the two-year anniversary of the Company’s IPO) or (ii) a merger or sale of the Company. During the six months ended June 30, 2026, 446,384 warrants were exercised, including the issuance of 381,089 shares of voting common stock pursuant to cashless exercise of 433,809 ERP V warrants. As of June 30, 2026 and December 31, 2025, the number of outstanding ERP V warrants was 66,399 and 512,783, respectively.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
17.SHARE-BASED COMPENSATION
In accordance with the Company’s stock incentive plans, the Company may grant stock option awards, restricted stock awards and restricted stock units to employees, consultants, non-employee members of the Company’s Board of Directors and members of the board of directors of the Company’s subsidiaries.
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
Stock Options
Share-based compensation payments related to stock options are recognized in the condensed consolidated financial statements based on the grant date fair value using the Black-Scholes option pricing model. Share-based compensation expense is recognized over the related service or vesting period, net of actual forfeitures. Stock options generally vest over a period of up to three years and expire after ten years. The following assumptions were used by the Company for determining the fair value of awards granted:

	Six Months Ended June 30,
	2026	2025
Weighted-average expected term (years)	5.1 – 6.0	5.3 – 6.3
Volatility (range)	22.2% – 22.7%	26.2% – 27.2%
Risk-free interest rate (range)	4.1% – 4.2%	4.1%
Dividend yield	0.00%	0.00%
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $12.83 and $7.85, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $121.8 million and $6.0 million, respectively.
Stock-based compensation expense related to stock options, primarily included in compensation and benefits in the condensed consolidated statements of operations, was $3.1 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $7.6 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there were $21.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.08 years.
The following table summarizes information about the stock option activity during the six months ended June 30, 2026 (aggregate intrinsic value, in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	22,037,914	$16.43	5.10	$616,036
Granted	518,980	$40.24
Exercised	(4,093,654)	$14.53
Cancelled, expired or forfeited	(263,127)	$19.37
Outstanding at June 30, 2026	18,200,113	$17.50	5.16	$359,883
Exercisable at June 30, 2026	15,499,313	$16.12	4.52	$326,302

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Additional information regarding stock options outstanding as of June 30, 2026 is as follows (aggregate intrinsic value, in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Exercisable Options	Aggregate Intrinsic Value
$12.00	5,493,790	2.09	$138,224	5,493,790	$138,224
$13.50	155,279	3.68	3,674	155,279	3,674
$14.00	688,560	3.83	15,947	688,560	15,947
$15.22	2,196,254	4.46	48,186	2,196,254	48,186
$15.50	126,998	4.80	2,751	126,998	2,751
$16.14	2,046,257	5.03	43,012	2,046,257	43,012
$16.34	21,499	5.39	448	21,499	448
$19.84	1,644,560	6.67	28,484	1,644,560	28,484
$20.00	293,840	7.55	5,042	230,468	3,955
$20.08	1,506,288	7.94	25,727	1,020,528	17,431
$20.60	13,948	7.46	231	13,948	231
$20.76	184,830	7.12	3,031	107,266	1,759
$21.32	21,148	8.25	335	21,148	335
$22.34	139,791	8.67	2,072	120,126	1,780
$22.40	2,102,639	8.96	31,035	644,002	9,505
$23.00	78,000	9.12	1,104	—	—
$24.70	94,999	6.25	1,184	94,999	1,184
$25.78	443,423	5.72	5,046	443,423	5,046
$25.98	256,780	5.65	2,871	256,780	2,871
$26.00	132,500	6.30	1,479	132,500	1,479
$40.24	518,980	9.96	NA	37,928	NA
$44.07	3,000	9.40	NA	3,000	NA
$44.73	250	9.42	NA	—	NA
$48.94	36,500	9.36	NA	—	NA
	18,200,113	5.16	$359,883	15,499,313	$326,302
Restricted Stock Awards
Prior to the IPO, the Company granted restricted stock awards (“RSAs”) to certain executives and other employees. The RSAs represent shares of common stock issued subject to forfeiture restrictions and generally vest upon the satisfaction of both time-based service and performance-based conditions. In certain cases, RSAs were granted with vesting contingent solely upon the satisfaction of performance-based conditions, including the consummation of a deemed liquidation event or the Company’s IPO.
The total fair value of RSAs vested during the six months ended June 30, 2026 and 2025, measured as of the respective vesting dates, was $43.6 million and $4.7 million, respectively. The amount for the six months ended June 30, 2026 includes $15.5 million of fair value related to 375,000 RSAs for which vesting was triggered upon the IPO, with the subsequent time-based service conditions satisfied during the period.
Total compensation expense related to the RSAs granted was $2.4 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively, and $6.7 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively. Included in compensation expense for the three and six months ended June 30, 2026 was $1.9 million and $3.9 million, respectively, related to certain awards for which vesting was triggered upon the IPO and remained subject to subsequent time-based service conditions. Compensation expense related to the RSAs is primarily included in

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
compensation and benefits on the condensed consolidated statements of operations and measured at the grant date fair value of the Company’s common stock.
As of June 30, 2026, there was $2.4 million of unrecognized compensation cost associated with the RSAs. Of this amount, $1.0 million relates to awards for which the time-based vesting condition is not fully satisfied and the weighted average period of unrecognized share-based compensation cost is 0.13 year. Unrecognized share-based compensation of $1.4 million relates to awards for which the performance-based vesting condition had not yet been satisfied.
The following table summarizes information about the unvested RSA activities during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	1,580,082	$18.73
Vested	(1,066,378)	$17.26
Outstanding at June 30, 2026	513,704	$21.80

Restricted Stock Units
In June 2026, the Company granted restricted stock units (“RSUs”) to certain executives, non-employee members of the Board of Directors and other employees. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. RSUs do not convey voting rights prior to settlement but holders are entitled to receive dividend equivalents, subject to certain conditions.
RSUs granted to executives and employees generally vest ratably over a three-year service period, subject to the holder’s continued employment through each applicable vesting date. Unvested RSUs are generally forfeited upon termination of employment prior to vesting, unless otherwise provided under the applicable award agreement. A change in control does not generally affect the vesting of these awards held by employees; however, certain executive awards provide for accelerated vesting upon the occurrence of a change in control.
RSUs granted to non-employee members of the Board of Directors either vested immediately upon the grant date or vest on the last business day immediately preceding the date of the next annual stockholders meeting, subject to the director’s continued service through the applicable vesting date. Unvested awards are generally forfeited upon termination of Board service prior to vesting. However, vesting accelerates upon the director’s death, disability or a change in control, as provided in the applicable award agreement.

Share-based compensation expense related to the RSUs is measured at the grant date fair value of the Company’s common stock. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to employee RSUs of $0.4 million within compensation and benefits on the condensed consolidated statements of operations. Stock-based compensation expense related to the RSUs granted to non-employee members of the Board of Directors was $1.4 million for the three and six months ended June 30, 2026, included in general, administrative, and other on the condensed consolidated statements of operations.

The total fair value, measured as of the respective vesting dates, of RSUs vested during the six months ended June 30, 2026 was $1.3 million.
As of June 30, 2026, there were $32.5 million in total unrecognized compensation costs associated with the RSUs. These costs are expected to be recognized over a weighted average period of 2.79 years.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	849,207	$40.37
Vested	(29,031)	$44.11
Outstanding at June 30, 2026	820,176	$40.24

18.SEGMENT REPORTING
The Company operates four reportable segments: Options, Equities, Futures, and International which is reflective of how the Company’s CODM reviews and operates.
Options – The Options segment includes listed options on the stocks of individual corporations (“equity options”) and options on exchange-traded products (“ETPs”), such as exchange-traded funds (“ETFs”), which are “multi-listed” options and listed on a non-exclusive basis. These options trade on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire, all U.S. national security exchanges. The Options segment also includes applicable market data revenue generated from OPRA Plan, the licensing of proprietary options market data and access services.
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
International – The International segment, which represents the Company’s operations outside of U.S, includes listing services for capital market instruments such as equities, debt issues, funds, hedge funds, derivative warrants and insurance linked securities provided by BSX and listing of high yield bonds, private equity debt, equities, investment funds, and real estate investment trust by TISE.
Corporate and Other – Corporate and Other includes certain other business ventures, corporate costs and operations including intersegment elimination as such items are not used to evaluate the operating performance of the above segments.
An operating segment is generally defined as a component of business for which discrete financial information is available and whose results are reviewed by the CODM. Operating segments are aggregated into reportable segments if certain criteria are met. The Company’s CODM is its Chief Executive Officer who manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. Revenue and cost of revenue is recorded specifically in the segment in which they are earned or to which they relate. The Company directly allocates expenses to the operating segments when reasonably possible to do so. Management provides the non-operating (expenses) income and income (loss) before tax provision at the segment-level to the CODM on a recurring basis. However, the CODM does not consider non-operating (expense) income when evaluating performance of or allocating resources to the operating segment.
The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate and Other (in thousands):

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$316,494	$40,579	$24,562	$5,744	$250	$387,629
Less: Cost of revenue	192,100	35,037	19,468	—	(89)	246,516
Revenues less cost of revenue	124,394	5,542	5,094	5,744	339	141,113
Operating expenses
Compensation and benefits	18,945	3,915	9,701	2,297	6,108	40,966
Information technology and communication costs	4,597	1,656	3,041	620	288	10,202
Depreciation and amortization	4,494	1,306	1,800	551	627	8,778
Professional fees and outside services	4,860	327	256	308	5,697	11,448
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other expenses	4,064	674	2,986	874	3,324	11,922
Total operating expenses	59,460	7,878	17,784	4,650	23,544	113,316
Operating income (loss)	64,934	(2,336)	(12,690)	1,094	(23,205)	27,797
Non-operating (expense) income
Interest income	114	—	151	186	4,803	5,254
Interest expense	—	—	—	—	(44)	(44)
Unrealized loss on derivative and digital assets	—	—	—	(337)	—	(337)
Gain on sale of business	—	—	—	—	23	23
Other, net	(1)	—	(3,205)	—	(705)	(3,911)
Income (loss) before income tax provision	$65,047	$(2,336)	$(15,744)	$943	$(19,128)	$28,782

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$261,759	$40,364	$23,117	$2,291	$253	$327,784
Less: Cost of revenue	168,994	36,001	18,127	—	—	223,122
Revenues less cost of revenue	92,765	4,363	4,990	2,291	253	104,662
Operating expenses						—
Compensation and benefits	18,409	3,213	11,834	1,495	5,259	40,210
Information technology and communication costs	3,799	1,737	2,513	555	247	8,851
Depreciation and amortization	3,405	1,553	984	446	550	6,938
Professional fees and outside services	4,185	490	719	390	4,311	10,095
Acquisition-related costs	—	—	—	—	2,247	2,247
General, administrative, and other expenses	3,774	475	1,753	555	2,473	9,030
Total operating expenses	33,572	7,468	17,803	3,441	15,087	77,371
Operating income (loss)	59,193	(3,105)	(12,813)	(1,150)	(14,834)	$27,291
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(1,688)	(1,688)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,486)	(1,486)
Interest income	336	—	196	20	866	1,418
Interest expense and amortization of debt issuance costs	—	—	(35)	—	(4,867)	(4,902)
Loss on sale of intangible assets	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative assets	—	—	—	(4,605)	—	(4,605)
Other, net	—	—	629	(62)	10,114	10,681
Income (loss) before income tax provision	$59,529	$(3,105)	$(12,023)	$(7,851)	$(11,895)	$24,655

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$621,946	$74,544	$48,900	$11,388	$541	$757,319
Less: Cost of revenue	386,285	62,338	39,176	—	(186)	487,613
Revenues less cost of revenue	235,661	12,206	9,724	11,388	727	269,706
Operating expenses
Compensation and benefits	39,995	8,080	20,142	4,528	12,611	85,356
Information technology and communication costs	8,900	3,201	5,955	1,073	556	19,685
Depreciation and amortization	8,820	2,362	3,363	986	1,335	16,866
Professional fees and outside services	9,718	599	561	770	11,207	22,855
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other expenses	7,994	1,354	4,840	1,674	5,317	21,179
Total operating expenses	97,927	15,596	34,861	9,031	38,526	195,941
Operating income (loss)	137,734	(3,390)	(25,137)	2,357	(37,799)	73,765
Non-operating (expense) income
Interest income	224	—	265	345	8,806	9,640
Interest expense	—	—	—	—	(89)	(89)
Unrealized loss on derivative and digital assets	—	—	—	(2,878)	—	(2,878)
Gain on sale of business	—	—	—	—	50,570	50,570
Other, net	(1)	—	(1,875)	—	(303)	(2,179)
Income (loss) before income tax provision	$137,957	$(3,390)	$(26,747)	$(176)	$21,185	$128,829

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$522,853	$80,438	$47,914	$3,117	$539	$654,861
Less: Cost of revenue	348,864	72,416	37,035	—	—	458,315
Revenues less cost of revenue	173,989	8,022	10,879	3,117	539	196,546
Operating expenses
Compensation and benefits	35,074	6,639	23,309	2,612	10,347	77,981
Information technology and communication costs	7,145	3,300	4,490	1,013	451	16,399
Depreciation and amortization	6,467	3,040	1,963	603	1,035	13,108
Professional fees and outside services	8,249	1,020	1,464	576	8,043	19,352
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other expenses	7,278	1,131	3,727	918	4,167	17,221
Total operating expenses	64,213	15,130	34,953	5,722	26,944	146,962
Operating income (loss)	109,776	(7,108)	(24,074)	(2,605)	(26,405)	49,584
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(1,891)	(1,891)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(917)	(917)
Interest income	766	—	392	20	1,535	2,713
Interest expense and amortization of debt issuance costs	—	—	(70)	—	(9,262)	(9,332)
Loss on sale of intangible assets	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative assets	—	—	—	(47,018)	—	(47,018)
Other, net	(1)	—	2,244	(62)	10,179	12,360
Income (loss) before income tax provision	$110,541	$(7,108)	$(21,508)	$(51,719)	$(26,761)	$3,445
19.INCOME TAXES
The Company calculates the provision for income tax during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.
The effective tax rate from continuing operations was (53.6)% and 4.6% for the three months ended June 30, 2026 and 2025, respectively, and (66.4)% and 38.8% for the six months ended June 30, 2026 and 2025, respectively. The change in the effective tax rate in the three months ended June 30, 2026 from the same period in 2025 was mainly due to a discrete tax benefit in the second quarter of 2026 from the vesting of RSAs and the exercise of stock options and warrants at values significantly higher than the grant date book expense previously recognized for financial reporting. The change in the effective tax rate in the six months ended June 30, 2026 from the same period in 2025 was mainly due to the release of the deferred tax valuation allowance in the first quarter of 2026.
The effective tax rates differ from the U.S. statutory rate primarily due to changes in the valuation allowance and discrete income tax benefits in 2026 resulting from share-based compensation.
20.RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2025, the Company paid $1.9 million and $2.6 million, respectively, for certain consulting services provided by companies affiliated with certain stockholders and directors. No payments were made to related parties during the three and six months ended June 30, 2026.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
21.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share:
Net income attributable to common stock	$44,208	$23,527	$214,432	$2,107
Weighted-average common shares outstanding	95,305,096	64,942,755	93,559,319	64,249,928
Basic net income per share	$0.46	$0.36	$2.29	$0.03

Diluted net income per share:
Net income attributable to common stock	$44,208	$23,527	$214,432	$2,107
Add: convertible debt interest expense, net of tax	—	118	—	—
Adjusted net income attributable to common stock	$44,208	$23,645	$214,432	$2,107
Weighted-average common shares and share equivalents outstanding	110,713,513	78,458,195	109,943,953	77,952,959
Diluted net income per share	$0.40	$0.30	$1.95	$0.03
The potentially dilutive shares of common stock that have been excluded from the calculation of earnings per share because of the anti-dilutive effect or the shares are contingently issuable based on satisfaction of performance conditions, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	122,351	5,260,966	81,080	5,133,269
Warrants to purchase shares of common stock	500,000	462,500	500,000	562,500
Convertible preferred stock	—	793,430	—	793,430
Debt/accrued interest convertible into shares of common stock	—	—	—	319,902
Unvested restricted stock awards	75,000	2,024,768	75,000	2,024,309
Total potentially dilutive shares of common stock	697,351	8,541,664	656,080	8,833,410

22.LEASES
The Company has operating leases related to office space and data centers under non-cancellable operating leases that expire at various times through December 2034, some of which include options to renew or extend the lease for an additional 10 years. As of June 30, 2026, there are no leases with residual value guarantees or leases not yet commenced to which the Company is committed. The Company combines the lease and non-lease components of lease payments in determining right of use assets and related lease liabilities.
Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term. The lease expenses related to the short-term leases were immaterial for the three months ended ended June 30, 2026 and 2025, and $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. Lease expense related to office space amounted to $2.1 million and $2.2 million for three months ended June 30, 2026 and 2025, respectively and $4.1 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively, and are recorded within occupancy costs in the condensed consolidated statements of operations. Lease expense related to the data centers amounted to $2.7 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively and $5.5 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively, and are recorded within information technology and communication costs in the condensed consolidated statements of operations.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The components of operating lease cost for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$2,626	$1,831	$5,112	$4,118
Short-term lease cost	42	95	106	171
Variable lease cost	2,145	2,869	4,386	4,654
Total operating lease cost	$4,813	$4,795	$9,604	$8,943
Supplemental cash flow information related to the operating leases for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,342	$4,029
The following table presents the supplemental balance sheet information related to operating leases at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right of use assets	$13,170	$15,143
Total right of use asset	$13,170	$15,143

Current portion of operating lease liability	$6,261	$6,518
Non-current operating lease liabilities	14,818	16,761
Less: Tenant improvement allowance receivable	(573)	(573)
Total leased liabilities	$20,506	$22,706
The Company records the operating lease right of use assets within other assets, net, the current portion of the operating lease liability within accounts payable and other liabilities and the non-current operating lease liabilities within other non-current liabilities in the condensed consolidated balance sheets.
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	Six Months Ended June 30,
	2026		2025
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (years)	5.2	3.5	5.2	3.8
Weighted average discount rate	17.7%	8.0%	17.4%	8.0%

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company uses its incremental borrowing rate as the discount rate, which is based on the implied cost of debt. The undiscounted cash flow for future maturities of the Company’s lease liabilities as of June 30, 2026 are as follows (in thousands):

	Operating Lease	Finance Lease
2026	$5,561	$109
2027	7,890	181
2028	3,099	132
2029	3,082	132
2030	3,151	44
Thereafter	10,928	9
Total lease payments	33,711	607
Less: imputed interest	(12,632)	(64)
Total lease liabilities	21,079	543
Less: current lease liabilities	(6,261)	(174)
Total non-current lease liabilities	$14,818	$369
Company as a lessor
The Company leases office space obtained as part of the acquisition of MIAX Futures. The Company has classified the lease relationship as an operating lease.
The following table sets out a maturity analysis of lease receivables, showing the undiscounted lease payments to be received after the reporting date (in thousands):

2026	$605
2027	645
2028	373
2029	337
2030 and thereafter	80
Total lease receivable	$2,040
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

Data as of and for the three and six months ended June 30, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected in the future. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
Our Company
We are a technology-driven leader in building and operating regulated financial marketplaces across multiple asset classes and geographies.
We operate markets across a diverse number of asset classes including options, futures and cash equities. Our markets include: options through MIAX Options, MIAX Pearl, MIAX Emerald, and MIAX Sapphire; U.S. equities through MIAX Pearl Equities; U.S. futures and options on futures through MIAX Futures, and international listings through BSX and TISE. We also own Dorman Trading, a FCM and a Notice Registered Broker-Dealer with the National Futures Association for purposes of facilitating transactions of security futures.
We are developing a portfolio of new products. We have a ten-year exclusive license agreement with Bloomberg which allows us to list index futures, options on futures, and cash index options based on the B500, B100, and B500 Volatility indices in North and South America on any of our exchanges. We also trade and clear Hard Red Spring Wheat futures and options on MIAX Futures. Through MIAX Futures Clearing, we offer clearing services for U.S. futures and options on futures.
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
In connection with the sale of MIAXdx, the Company received cash consideration of $59.9 million, net of cash and cash equivalents sold, and recognized a gain of $50.6 million in the condensed consolidated statement of operations for the six months ended June 30, 2026.
TISE Acquisition
On June 5, 2025, MIH, through MIH East Holdings, Limited (“MIH East”), completed the TISE Acquisition. Prior to the TISE Acquisition, MIH East owned 29.46% of the issued ordinary share capital in TISEG. The total cash consideration paid for the TISE Acquisition was approximately £51.5 million ($69.7 million).

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
In August 2025, we paid the entire outstanding balance of the term loan and incremental term loan for $178.4 million, inclusive of accrued interest and a prepayment premium. In December 2025, in connection with our secondary offering, an aggregate of 3,690,079 warrants were exercised on a cashless basis, resulting in the issuance of 3,065,826 shares of our common stock. During the first quarter of 2026, the remainder of the warrants were exercised.
Pyth Tokens Unlocking
In 2021, BSX entered into agreements with Pyth to begin publishing limited derived equities market data for certain symbols from MIAX Pearl Equities on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted BSX 500 million Pyth tokens which were locked and restricted from trading with a four year unlocking schedule commencing on May 20, 2024. We also received an additional 0.8 million locked reward Pyth tokens, which will unlock at various times through 2028. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock.
We received net proceeds of $16.2 million and $52.6 million in 2025 and 2024, respectively, from the sale of each of the 125 million unlocked Pyth tokens. In May 2026, BSX received an additional 125 million unlocked Pyth tokens in accordance with the distribution schedule. Upon unlocking, Pyth tokens were derecognized as derivative assets and subsequently recognized as digital assets accounted for as intangible assets measured at fair value, with changes in fair value recorded in non-operating (expense) income in the condensed consolidated statements of operations. As of June 30, 2026, the digital assets related to unlocked Pyth tokens had a fair value of $4.8 million and were included in other assets, net in the condensed consolidated balance sheet. The remaining 125 million locked tokens are expected to be distributed to BSX by the Pyth Network upon unlocking on May 20, 2027. The right to receive these Pyth tokens meets the definition of a derivative and is measured at fair value at each reporting date, with changes in fair value recognized in non-operating (expense) income in the condensed consolidated statements of operations. As of June 30, 2026, the fair value associated with the 125 million locked Pyth tokens was $3.8 million and presented as derivative assets in the condensed consolidated balance sheet.
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
Management allocates resources, assesses performance and manages our business according to these four business segments:
Options. The Options segment includes our business operations relating to listed options on the stocks of individual equity options and options on ETPs, such as ETFs, which are “multi-listed” options and listed on a non-exclusive basis. These options trade on MIAX Options, MIAX Pearl, MIAX Emerald and MIAX Sapphire, which are all U.S. national security exchanges. The Options segment also includes applicable market data revenue generated from the OPRA Plan, the sale of proprietary market data, and access services.
Equities. The Equities segment includes our business operations relating to listed U.S. equities and ETP transaction services that occur on MIAX Pearl. The Equities segment also includes applicable market data revenue generated from the CTA Plan, the UTP Plan, and the CQS Plan, as well as licensing of proprietary market data, routing services and access services.
Futures. The Futures segment includes our business operations relating to futures transaction services provided by our futures exchange and clearing house, MIAX Futures. These services include offerings for trading and clearing of futures products, the licensing of proprietary market data, listings fees, as well as access services. Also included is Dorman Trading, a full-service FCM registered with the CFTC and a Notice Registered Broker-Dealer with the National Futures Association for purposes of facilitating transactions of security futures. MIAXdx, a futures exchange, clearing house, and swaps execution facility registered with the CFTC was included within the Futures segment until it was sold by the Company in January 2026.
International. The International segment includes listing services for capital market instruments such as equities, debt issues, funds, hedge funds, derivative warrants and insurance linked securities provided by BSX and listing of high yield bonds private equity debt, equities, investment funds, and real estate investment trust by TISE.
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
•continuing pressure in transaction fee pricing due to intense competition and the new ORF model and the impact on regulatory fee revenue;
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
Concentration of Revenue
The following tables summarize each customer’s revenue concentration as a percentage of the Company’s total revenues during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer 1	15%	14%	16%	14%
Customer 2	16%	20%	16%	19%
Customer 3	12%	11%	12%	12%
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
Litigation Settlement
Litigation settlement represents the expense recognized in connection with the settlement of the Nasdaq matter. See Note 15 - "Commitments and Contingencies - Claims and Litigation" of the notes to condensed consolidated financial statements, for additional information.
General, Administrative, and Other Expenses
General, administrative, and other expenses represent all other costs necessary to support our operations including travel and entertainment, Board fees and commercial insurance.

Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include the change in fair value of puttable common stock, change in fair value of puttable warrants issued with debt, interest expense related to outstanding debt facilities, interest earned on the investing of excess cash, gain on sale of business, investment gain/loss, and unrealized gains and losses on derivative (right to receive Pyth tokens) and digital assets.
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

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Overview
The following summarizes changes in financial performance for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025 (in thousands, except share, per share amounts and percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Total revenues	$387,629	$327,784	$59,845	18.3%	$757,319	$654,861	$102,458	15.6%
Total cost of revenues	246,516	223,122	23,394	10.5%	487,613	458,315	29,298	6.4%
Revenues less cost of revenues	141,113	104,662	36,451	34.8%	269,706	196,546	73,160	37.2%
Total operating expenses	113,316	77,371	35,945	46.5%	195,941	146,962	48,979	33.3%
Operating income	27,797	27,291	506	1.9%	73,765	49,584	24,181	48.8%
Income before income tax provision	28,782	24,655	4,127	16.7%	128,829	3,445	125,384	3,639.6%
Income tax benefit (expense)	15,426	(1,128)	16,554	*	85,603	(1,338)	86,941	*
Net income	44,208	23,527	20,681	87.9%	214,432	2,107	212,325	10,077.1%
Basic earnings per share	$0.46	$0.36	$0.10	27.8%	$2.29	$0.03	$2.26	7,533.3%
Diluted earnings per share	$0.40	$0.30	$0.10	33.3%	$1.95	$0.03	$1.92	6,400.0%
Basic weighted average shares outstanding	95,305,096	64,942,755	30,362,341	46.8%	93,559,319	64,249,928	29,309,391	45.6%
Diluted weighted average shares outstanding	110,713,513	78,458,195	32,255,318	41.1%	109,943,953	77,952,959	31,990,994	41.0%
EBITDA(1)	$32,350	$35,077	$(2,727)	(7.8)%	$136,144	$23,172	$112,972	487.5%
EBITDA margin(2)	22.9%	33.5%	(10.6) pts	(31.6)%	50.5%	11.8%	38.7 pts	328.0%
Adjusted EBITDA(1)	$76,778	$49,059	$27,719	56.5%	$142,840	$88,918	$53,922	60.6%
Adjusted EBITDA margin(2)	54.4%	46.9%	7.5 pts	16.0%	53.0%	45.2%	7.8 pts	17.3%
Adjusted earnings(3)	$53,272	$37,760	$15,512	41.1%	$98,614	$67,786	$30,828	45.5%
Adjusted earnings margin(3)	37.8%	36.1%	1.7 pts	4.7%	36.6%	34.5%	2.1 pts	6.1%
Adjusted diluted earnings per share(3)	$0.48	$0.48	$—	—%	$0.90	$0.87	$0.03	3.4%
Diluted weighted average shares outstanding used for adjusted diluted earnings per share	110,713,513	78,458,195	32,255,318	41.1%	109,943,953	77,952,959	31,990,994	41.0%
__________________
*Not meaningful

(1)EBITDA is defined as income before interest expense and amortization of debt discount costs, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before share-based compensation, investment gain/loss, litigation costs and settlement, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, unrealized loss on derivative and digital assets, loss on sale of intangible asset, and impairment charges. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(3)Adjusted earnings is defined as net income adjusted for share-based compensation, investment gain/loss, litigation costs and settlement, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, unrealized loss on derivative and digital assets, loss on sale of intangible asset, impairment charges, and non-GAAP tax adjustments. Adjusted earnings margin represents adjusted earnings divided by revenues less cost of revenues. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding used for adjusted diluted earnings per share (which includes the impact of anti-dilutive securities on a GAAP basis). Adjusted earnings does not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented adjusted earnings because we consider this an important supplemental measure of our performance. In addition, we use adjusted earnings as a measure of operating performance for preparation of our forecasts. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as substitute for analysis of our results as reported under GAAP.

The following sets forth our results of operations by segment (in thousands):

	Three Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$276,641	$34,957	$20,221	$65	$—	$331,884
Access fees	30,756	3,797	406	39	(57)	34,941
Market data fees	8,996	1,825	1,312	80	(7)	12,206
Other revenue	101	—	2,623	5,560	314	8,598
Total revenues	316,494	40,579	24,562	5,744	250	387,629
Cost of revenues:
Liquidity payments	174,153	28,336	4,144	—	—	206,633
Brokerage, clearing, and exchange fees	1,454	218	13,688	—	—	15,360
Section 31 fees	16,493	6,483	—	—	—	22,976
Other cost of revenues(1)	—	—	1,636	—	(89)	1,547
Total cost of revenues	192,100	35,037	19,468	—	(89)	246,516
Revenues less cost of revenues	124,394	5,542	5,094	5,744	339	141,113
Operating expenses:
Compensation and benefits	18,945	3,915	9,701	2,297	6,108	40,966
Information technology and communication costs	4,597	1,656	3,041	620	288	10,202
Depreciation and amortization	4,494	1,306	1,800	551	627	8,778
Occupancy costs	1,514	199	463	285	516	2,977
Professional fees and outside services	4,860	327	256	308	5,697	11,448
Marketing and business development	622	117	1,636	136	665	3,176
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other	1,928	358	887	453	2,143	5,769
Total operating expenses	59,460	7,878	17,784	4,650	23,544	113,316
Operating income / (loss)	64,934	(2,336)	(12,690)	1,094	(23,205)	27,797
Non-operating (expense) income:
Interest income	114	—	151	186	4,803	5,254
Interest expense and amortization of debt issuance costs	—	—	—	—	(44)	(44)
Unrealized loss on derivative and digital assets	—	—	—	(337)	—	(337)
Gain on sale of business	—	—	—	—	23	23
Other, net	(1)	—	(3,205)	—	(705)	(3,911)
Income (loss) before income tax provision	65,047	(2,336)	(15,744)	943	(19,128)	28,782
Income tax benefit (expense)	—	—	—	(64)	15,490	15,426
Net income (loss) attributable to MIH	$65,047	$(2,336)	$(15,744)	$879	$(3,638)	$44,208
(1)Futures segment includes $0.4 million related to access fees, $0.4 million related to market data fees, and $0.8 million related to other revenue. Corporate / Other segment includes $(0.1) million related to other revenue.

	Three Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$232,412	$34,339	$19,311	$77	$—	$286,139
Access fees	22,208	3,674	239	42	(57)	26,106
Market data fees	6,878	2,351	951	80	(7)	10,253
Other revenue	261	—	2,616	2,092	317	5,286
Total revenues	261,759	40,364	23,117	2,291	253	327,784
Cost of revenues:
Liquidity payments	161,039	30,855	3,757	—	—	195,651
Brokerage, clearing, and exchange fees	1,000	286	13,195	—	—	14,481
Section 31 fees	6,955	4,860	—	—	—	11,815
Other cost of revenues(1)	—	—	1,175	—	—	1,175
Total cost of revenues	168,994	36,001	18,127	—	—	223,122
Revenues less cost of revenues	92,765	4,363	4,990	2,291	253	104,662
Operating expenses:
Compensation and benefits	18,409	3,213	11,834	1,495	5,259	40,210
Information technology and communication costs	3,799	1,737	2,513	555	247	8,851
Depreciation and amortization	3,405	1,553	984	446	550	6,938
Occupancy costs	1,444	167	577	271	543	3,002
Professional fees and outside services	4,185	490	719	390	4,311	10,095
Marketing and business development	109	27	224	72	123	555
Acquisition-related costs	—	—	—	—	2,247	2,247
General, administrative, and other	2,221	281	952	212	1,807	5,473
Total operating expenses	33,572	7,468	17,803	3,441	15,087	77,371
Operating income / (loss)	59,193	(3,105)	(12,813)	(1,150)	(14,834)	27,291
Non-operating (expense) income:
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,486)	(1,486)
Change in fair value of puttable common stock	—	—	—	—	(1,688)	(1,688)
Interest income	336	—	196	20	866	1,418
Interest expense and amortization of debt issuance costs	—	—	(35)	—	(4,867)	(4,902)
Loss on sale of intangible asset	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative and digital assets	—	—	—	(4,605)	—	(4,605)
Other, net	—	—	629	(62)	10,114	10,681
Income (loss) before income tax provision	59,529	(3,105)	(12,023)	(7,851)	(11,895)	24,655
Income tax expense	—	—	—	(77)	(1,051)	(1,128)
Net income (loss) attributable to MIH	$59,529	$(3,105)	$(12,023)	$(7,928)	$(12,946)	$23,527
(1)Includes $0.4 million related to access fees, $0.2 million related to market data fees, and $0.6 million related to other revenue.
The following sets forth our results of operations by segment (in thousands):

	Six Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$543,459	$62,845	$40,864	$126	$—	$647,294
Access fees	59,874	7,664	796	78	(114)	68,298
Market data fees	18,478	3,982	2,556	160	(15)	25,161
Other revenue	135	53	4,684	11,024	670	16,566
Total revenues	621,946	74,544	48,900	11,388	541	757,319
Cost of revenues:
Liquidity payments	367,139	55,437	7,583	—	—	430,159
Brokerage, clearing, and exchange fees	2,653	418	28,566	—	—	31,637
Section 31 fees	16,493	6,483	—	—	—	22,976
Other cost of revenues(1)	—	—	3,027	—	(186)	2,841
Total cost of revenues	386,285	62,338	39,176	—	(186)	487,613
Revenues less cost of revenues	235,661	12,206	9,724	11,388	727	269,706
Operating expenses:
Compensation and benefits	39,995	8,080	20,142	4,528	12,611	85,356
Information technology and communication costs	8,900	3,201	5,955	1,073	556	19,685
Depreciation and amortization	8,820	2,362	3,363	986	1,335	16,866
Occupancy costs	3,115	413	958	539	1,195	6,220
Professional fees and outside services	9,718	599	561	770	11,207	22,855
Marketing and business development	793	174	1,977	358	858	4,160
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other	4,086	767	1,905	777	3,264	10,799
Total operating expenses	97,927	15,596	34,861	9,031	38,526	195,941
Operating income / (loss)	137,734	(3,390)	(25,137)	2,357	(37,799)	73,765
Non-operating (expense) income:
Interest income	224	—	265	345	8,806	9,640
Interest expense and amortization of debt issuance costs	—	—	—	—	(89)	(89)
Unrealized loss on derivative and digital assets	—	—	—	(2,878)	—	(2,878)
Gain on sale of business	—	—	—	—	50,570	50,570
Other, net	(1)	—	(1,875)	—	(303)	(2,179)
Income (loss) before income tax provision	137,957	(3,390)	(26,747)	(176)	21,185	128,829
Income tax benefit (expense)	—	—	—	(131)	85,734	85,603
Net income (loss) attributable to MIH	$137,957	$(3,390)	$(26,747)	$(307)	$106,919	$214,432
(1)Futures segment includes $0.8 million related to access fees, $0.7 million related to market data fees, and $1.5 million related to other revenue. Corporate / Other segment includes $(0.2) million related to other revenue.

	Six Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$466,924	$68,646	$39,760	$113	$—	$575,443
Access fees	42,592	7,154	476	81	(114)	50,189
Market data fees	13,076	4,638	2,036	160	(15)	19,895
Other revenue	261	—	5,642	2,763	668	9,334
Total revenues	522,853	80,438	47,914	3,117	539	654,861
Cost of revenues:
Liquidity payments	324,567	58,845	6,285	—	—	389,697
Brokerage, clearing, and exchange fees	2,119	524	28,292	—	—	30,935
Section 31 fees	22,178	13,047	—	—	—	35,225
Other cost of revenues(1)	—	—	2,458	—	—	2,458
Total cost of revenues	348,864	72,416	37,035	—	—	458,315
Revenues less cost of revenues	173,989	8,022	10,879	3,117	539	196,546
Operating expenses:
Compensation and benefits	35,074	6,639	23,309	2,612	10,347	77,981
Information technology and communication costs	7,145	3,300	4,490	1,013	451	16,399
Depreciation and amortization	6,467	3,040	1,963	603	1,035	13,108
Occupancy costs	2,563	308	1,020	427	1,132	5,450
Professional fees and outside services	8,249	1,020	1,464	576	8,043	19,352
Marketing and business development	323	117	485	104	289	1,318
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other	4,392	706	2,222	387	2,746	10,453
Total operating expenses	64,213	15,130	34,953	5,722	26,944	146,962
Operating income / (loss)	109,776	(7,108)	(24,074)	(2,605)	(26,405)	49,584
Non-operating (expense) income:
Change in fair value of puttable warrants issued with debt	—	—	—	—	(917)	(917)
Change in fair value of puttable common stock	—	—	—	—	(1,891)	(1,891)
Interest income	766	—	392	20	1,535	2,713
Interest expense and amortization of debt issuance costs	—	—	(70)	—	(9,262)	(9,332)
Loss on sale of intangible asset	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative and digital assets	—	—	—	(47,018)	—	(47,018)
Other, net	(1)	—	2,244	(62)	10,179	12,360
Income (loss) before income tax provision	110,541	(7,108)	(21,508)	(51,719)	(26,761)	3,445
Income tax expense	—	—	—	(77)	(1,261)	(1,338)
Net income (loss) attributable to MIH	$110,541	$(7,108)	$(21,508)	$(51,796)	$(28,022)	$2,107
(1)Includes $0.7 million related to access fees, $0.5 million related to market data fees, and $1.3 million related to other revenue.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$65,047	$(2,336)	$(15,744)	$879	$(3,638)	$44,208
Interest expense and amortization of debt issuance costs	—	—	—	—	44	44
Interest income	(114)	—	(151)	(186)	(4,803)	(5,254)
Income tax (benefit) expense	—	—	—	64	(15,490)	(15,426)
Depreciation and amortization	4,494	1,306	1,800	551	627	8,778
EBITDA	69,427	(1,030)	(14,095)	1,308	(23,260)	32,350
Share-based compensation(1)	2,545	540	1,303	338	2,361	7,087
Investment loss(2)	—	—	3,279	—	731	4,010
Litigation costs and settlement(3)	24,763	—	—	—	8,254	33,017
Unrealized loss on derivative and digital assets(4)	—	—	—	337	—	337
Gain on sale of business(5)	—	—	—	—	(23)	(23)
Adjusted EBITDA	$96,735	$(490)	$(9,513)	$1,983	$(11,937)	$76,778
__________________
(1)Share-based compensation represents expenses associated with stock options of $2.8 million, restricted stock awards of $2.4 million, restricted stock units of $1.8 million, and warrants of less than $0.1 million that have been granted to employees, directors and service providers. The 2026 expense of $7.1 million is made up of $5.2 million to employees within compensation and benefits, $0.2 million to service providers within professional fees and outside services, and $1.6 million to directors within general, administrative, and other.
(2)Investment loss of $4.0 million represents an unrealized loss on marketable equity securities.
(3)Litigation costs and settlement associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Reflects the aggregate unrealized loss resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network as of June 30, 2026.
(5)Represents an adjustment to the gain on the sale of MIAXdx in January 2026.

	Three Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$59,529	$(3,105)	$(12,023)	$(7,928)	$(12,946)	23,527
Interest expense and amortization of debt issuance costs	—	—	35	—	4,867	4,902
Interest income	(336)	—	(196)	(20)	(866)	(1,418)
Income tax expense	—	—	—	77	1,051	1,128
Depreciation and amortization	3,405	1,553	984	446	550	6,938
EBITDA	62,598	(1,552)	(11,200)	(7,425)	(7,344)	35,077
Share-based compensation(1)	3,781	642	2,703	150	2,148	9,424
Investment gain(2)	—	—	(454)	—	(8,650)	(9,104)
Litigation costs(3)	632	—	—	—	211	843
Acquisition-related costs(4)	—	—	—	—	2,247	2,247
Change in fair value of puttable warrants issued with debt(5)	—	—	—	—	1,486	1,486
Change in fair value of puttable common stock(6)	—	—	—	—	1,688	1,688
Loss on sale of intangible asset(7)	—	—	—	2,054	—	2,054
Impairment charges(8)	—	—	—	—	739	739
Unrealized loss on derivative and digital assets(9)	—	—	—	4,605	—	4,605
Adjusted EBITDA	$67,011	$(910)	$(8,951)	$(616)	$(7,475)	$49,059
__________________
(1)Share-based compensation represents expenses associated with stock options of $3.0 million, restricted stock awards of $6.2 million and warrants of $0.3 million that have been granted to employees, directors and service providers. The 2025 expense of $9.4 million is made up of $8.3 million to employees within compensation and benefits, $0.6 million to service providers within professional fees and outside services, and $0.5 million to directors within general, administrative, and other.
(2)Investment gain of $9.1 million represents an unrealized gain of $8.6 million from the TISE acquisition, and $0.5 million of unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
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
(7)Represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the second quarter of 2025.
(8)Impairment charges of $0.7 million related to owned land and building impairments.
(9)Reflects the unrealized loss resulting from the mark-to-market valuation of the 250 million Pyth tokens that remain locked by the Pyth Network as of June 30, 2025.

	Six Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$137,957	$(3,390)	$(26,747)	$(307)	$106,919	$214,432
Interest expense and amortization of debt issuance costs	—	—	—	—	89	89
Interest income	(224)	—	(265)	(345)	(8,806)	(9,640)
Income tax (benefit) expense	—	—	—	131	(85,734)	(85,603)
Depreciation and amortization	8,820	2,362	3,363	986	1,335	16,866
EBITDA	146,553	(1,028)	(23,649)	465	13,803	136,144
Share-based compensation(1)	6,624	1,437	3,213	644	4,045	15,963
Investment loss(2)	—	—	2,299	—	341	2,640
Litigation costs and settlement(3)	26,839	—	—	—	8,946	35,785
Unrealized loss on derivative and digital assets(4)	—	—	—	2,878	—	2,878
Gain on sale of business(5)	—	—	—	—	(50,570)	(50,570)
Adjusted EBITDA	$180,016	$409	$(18,137)	$3,987	$(23,435)	$142,840
__________________
(1)Share-based compensation represents expenses associated with stock options of $7.4 million, restricted stock awards of $6.7 million, restricted stock units of $1.8 million, and warrants of $0.1 million that have been granted to employees, directors and service providers. The 2026 expense of $16.0 million is made up of $13.4 million to employees within compensation and benefits, $0.7 million to service providers within professional fees and outside services, and $1.9 million to directors within general, administrative, and other.
(2)Investment loss of $2.6 million represents an unrealized loss on marketable equity securities.
(3)Litigation costs and settlement associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Reflects the aggregate unrealized loss resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network as of June 30, 2026.
(5)Represents the gain on the sale of MIAXdx in January 2026.

	Six Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$110,541	$(7,108)	$(21,508)	$(51,796)	$(28,022)	2,107
Interest expense and amortization of debt issuance costs	—	—	70	—	9,262	9,332
Interest income	(766)	—	(392)	(20)	(1,535)	(2,713)
Income tax expense	—	—	—	77	1,261	1,338
Depreciation and amortization	6,467	3,040	1,963	603	1,035	13,108
EBITDA	116,242	(4,068)	(19,867)	(51,136)	(17,999)	23,172
Share-based compensation(1)	7,584	1,433	5,585	466	3,841	18,909
Investment gain(2)	—	—	(1,909)	—	(8,650)	(10,559)
Litigation costs(3)	1,407	—	—	—	469	1,876
Acquisition-related costs(4)	—	—	—	—	2,901	2,901
Change in fair value of puttable warrants issued with debt(5)	—	—	—	—	917	917
Change in fair value of puttable common stock(6)	—	—	—	—	1,891	1,891
Loss on sale of intangible assets(7)	—	—	—	2,054	—	2,054
Impairment charges(8)	—	—	—	—	739	739
Unrealized loss on derivative and digital assets(9)	—	—	—	47,018	—	47,018
Adjusted EBITDA	$125,233	$(2,635)	$(16,191)	$(1,598)	$(15,891)	$88,918
__________________
(1)Share-based compensation represents expenses associated with stock options of $5.6 million, restricted stock awards of $12.6 million and warrants of $0.7 million that have been granted to employees, directors and service providers. The 2025 expense of $18.9 million is made up of $16.9 million to employees within compensation and benefits, $1.2 million to service providers within professional fees and outside services, and $0.7 million to directors within general, administrative, and other.
(2)Investment gain of $10.6 million represents unrealized gain of $8.6 million from the TISE acquisition, and $1.9 million of unrealized gain on available for sale marketable securities.
(3)Litigation costs are associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
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
(7)Represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the second quarter of 2025.
(8)Impairment charges of $0.7 million related to owned land and building impairments.
(9)Reflects the unrealized loss resulting from the mark-to-market valuation of the 250 million Pyth tokens that remain locked by the Pyth Network as of June 30, 2025.

The following is a reconciliation of net income (loss) allocated to common stockholders to adjusted earnings (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Net income allocated to common stockholders	$44,208		$23,527	$214,432	$2,107
Share-based compensation(1)	7,087		9,424	15,963	18,909
Investment (gain) loss(2)	4,010		(9,104)	2,640	(10,559)
Litigation costs and settlement(3)	33,017		843	35,785	1,876
Impairment charges(4)	—		739	—	739
Acquisition-related costs(5)	—		2,247	—	2,901
Change in fair value of puttable warrants issued with debt(6)	—		1,486	—	917
Change in fair value of puttable common stock(7)	—		1,688	—	1,891
Loss on sale of intangible asset(8)	—		2,054	—	2,054
Unrealized loss on derivative and digital assets(9)	337		4,605	2,878	47,018
Gain on sale of business(10)	(23)		—	(50,570)	—
Total non-GAAP pre-tax adjustments	44,428		13,982	6,696	65,746
Income tax (expense) benefit related to items above(11)	(11,143)	—	251	1,395	(67)
One-off discrete tax adjustments(12):
Release of valuation allowance as of January 1, 2026	—	—	—	(109,161)	—
Deferred tax re-measurements	(327)	(327)	—	15,806	—
Other(13)	(23,894)	(327)	—	(30,554)	—
Total non-GAAP tax adjustments	(35,364)		251	(122,514)	(67)
Adjusted earnings	$53,272		$37,760	$98,614	$67,786
__________________
(1)Share-based compensation represents expenses associated with stock options, restricted stock awards, restricted stock units, and warrants that have been granted to employees, directors and service providers.
(2)2026 represents the unrealized loss on marketable equity securities. 2025 investment gain of $10.6 million represents unrealized gain of $8.6 million from the TISE acquisition, and $1.9 million of unrealized gain on available for sale marketable securities.
(3)Litigation costs and settlement associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Impairment charges of $0.7 million related to owned land and building impairments.
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
(9)Reflects the aggregate unrealized loss resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to Pyth tokens that remain locked by the Pyth Network as of each balance sheet date.
(10)Represents the gain on the sale of MIAXdx in January 2026.
(11)The income tax effect of the adjustments takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s).
(12)Removes from Adjusted earnings any one-off discrete tax adjustments that are unrelated to our core operating performance.
(13)Primarily relates to the removal of the permanent tax benefit for the excess tax deduction on share based compensation compared to the book expense.

Key Business Metrics
The following summarizes changes in certain operational and financial metrics for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options:
Number of trading days	62	62	—	—%	123	122	1	0.8%
Total contracts:
Market contracts – Equity and ETF (in thousands)	4,123,929	3,252,039	871,890	26.8%	7,945,384	6,468,272	1,477,112	22.8%
MIH contracts – Equity and ETF (in thousands)	681,330	543,556	137,774	25.3%	1,344,069	1,058,459	285,610	27.0%
Average daily volume (“ADV”)(1):
Market ADV – Equity and ETF (in thousands)(1)	66,515	52,452	14,063	26.8%	64,597	53,019	11,578	21.8%
MIH ADV – Equity and ETF (in thousands)(1)	10,989	8,767	2,222	25.3%	10,927	8,676	2,251	25.9%
MIH market share	16.5%	16.7%	(0.2) pts	(1.2)%	16.9%	16.4%	0.5 pts	3.0%
Total Options revenue per contract (“RPC”)(2)	$0.124	$0.117	$0.007	6.0%	$0.117	$0.112	$0.005	4.5%
U.S. Equities:
Number of trading days	62	62	—	—%	123	122	1	0.8%
Total shares:
Market shares (in millions)	1,253,109	1,139,907	113,202	9.9%	2,472,166	2,081,595	390,571	18.8%
MIH shares (in millions)	11,522	12,093	(571)	(4.7)%	22,308	22,651	(343)	(1.5)%
ADV(1):
Market ADV (in millions)(1)	20,211	18,386	1,825	9.9%	20,099	17,062	3,037	17.8%
MIH ADV (in millions)(1)	186	195	(9)	(4.6)%	181	186	(5)	(2.7)%
MIH market share	0.9%	1.1%	(0.2) pts	(18.2)%	0.9%	1.1%	(0.2) pts	(18.2)%
Equities capture (per 100 shares)(defined below)(3)	$(0.001)	$(0.014)	$0.013	*	$0.002	$(0.017)	$0.019	*
Futures:
Agricultural:
Number of trading days	62	62	—	—%	123	123	—	—%
Agricultural products total contracts	803,350	1,124,791	(321,441)	(28.6)%	1,463,136	2,222,907	(759,771)	(34.2)%
Agricultural products ADV(1)	12,957	18,142	(5,185)	(28.6)%	11,895	18,072	(6,177)	(34.2)%
Agricultural products RPC(2)	$2.262	$1.983	$0.279	14.1%	$2.136	$2.202	$(0.066)	(3.0)%
Financial:
Number of trading days from launch(4)	30	na	na	na	30	na	na	na
Financial products total contracts	238,483	na	na	na	238,483	na	na	na
Financial products ADV(4)	7,949	na	na	na	7,949	na	na	na
Financial products RPC(2)	$(1.766)	na	na	na	$(1.766)	na	na	na
International:
Total listed securities (period end)(4)	6,109	5,757	352	6.1%	6,109	5,757	352	6.1%
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
(4)Financial futures launched on May 17 (trade date May 18). Accordingly, ADV is calculated as total contracts for the period divided by total trading days for the period beginning on May 18.

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
Three Months Ended June 30, 2026
We believe the growth in Options Market ADV for the three months ended June 30, 2026 compared to the prior period of 26.8% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.
We believe the increase in U.S. Equities Market ADV for the three months ended June 30, 2026 compared to the prior period of 9.9% is due to similar trends as seen in the Options Market.
Our Options market share for the three months ended June 30, 2026 compared to the prior period decreased to 16.5% from 16.7%. Our Options revenue per contract increased 6.0% for the three months ended June 30, 2026 compared to the prior period primarily due to changes in product mix.
Our U.S. Equities market share for the three months ended June 30, 2026 compared to the prior period decreased to 0.9% from 1.1%. Our Equities capture was $(0.001) per 100 shares for the three months ended June 30, 2026 compared to $(0.014) in the prior period where liquidity payments exceeded transaction revenues for both time periods. The change was primarily due to pricing changes.
Futures agricultural products ADV for the three months ended June 30, 2026 compared to the prior period decreased 28.6% due to lower volatility and participant migration timing to MIAX Futures Onyx. Futures agricultural revenue per contract increased 14.1% primarily due to a decrease in incentive programs. In May 2025, the Company introduced a program to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the MIAX Futures Onyx trading platform.
Futures financial products launched on May 17, 2026 with a trade date of May 18, 2026. Revenue per contract is currently inverted as we have introduced incentive programs that promote liquid markets to attract market participants.

Six Months Ended June 30, 2026

We believe the growth in Options Market ADV for the six months ended June 30, 2026 compared to the prior period of 21.8% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.

We believe the increase in U.S. Equities Market ADV for the six months ended June 30, 2026 compared to the prior period of 17.8% is due to similar trends as seen in the Options Market.

Our Options market share for the six months ended June 30, 2026 compared to the prior period increased to 16.9% from 16.4%. Our Options revenue per contract increased 4.5% for the six months ended June 30, 2026 compared to the prior period primarily due to changes in product mix.

Our U.S. Equities market share for the six months ended June 30, 2026 compared to the prior period decreased to 0.9% from 1.1%. Our Equities capture at $0.002 per 100 shares was positive for the six months ended June 30, 2026 compared to $(0.017) in the prior period where liquidity payments exceeded transaction revenues. The change was primarily due to pricing changes.

Futures agricultural products ADV for the six months ended June 30, 2026 compared to the prior period decreased 34.2% due to lower volatility and participant migration timing to MIAX Futures Onyx. Futures agricultural revenue per contract decreased 3.0% primarily due to increased incentive payments. In May 2025, the Company introduced a program to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the MIAX Futures Onyx trading platform.

Futures financial products launched on May 17, 2026 with a trade date of May 18, 2026. Revenue per contract is currently inverted as we have introduced incentive programs that promote liquid markets to attract market participants.

Revenues
Total revenues for the three months ended June 30, 2026 increased $59.8 million, or 18.3%, compared to the prior period primarily due to:
•$34.7 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 26.8% increase in Options market contracts, partially offset by a 1.2% decrease in MIH Options market share, and a 7.9% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$11.2 million increase in Section 31 fees due to a higher average rate and increased volume.
•$8.5 million increase in Options access fees primarily due to increases in member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$3.5 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$2.1 million increase in Options market data fees primarily due to new product offerings.
Total revenues for the six months ended June 30, 2026 increased $102.5 million, or 15.6%, compared to the prior period primarily due to:
•$82.2 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 22.8% increase in Options market contracts, and a 3.0% increase in MIH Options market share, partially offset by a 6.7% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$17.3 million increase in Options access fees primarily due to increases in member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$8.3 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$5.4 million increase in Options market data fees primarily due to new product offerings.
•$12.3 million decrease in Section 31 fees primarily due to a lower average rate. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
The following summarizes changes in revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Transaction and clearing fees	$331,884	$286,139	$45,745	16.0%	$647,294	$575,443	$71,851	12.5%
Access fees	34,941	26,106	8,835	33.8%	68,298	50,189	18,109	36.1%
Market data fees	12,206	10,253	1,953	19.0%	25,161	19,895	5,266	26.5%
Other revenue	8,598	5,286	3,312	62.7%	16,566	9,334	7,232	77.5%
Total revenues	$387,629	$327,784	$59,845	18.3%	$757,319	$654,861	$102,458	15.6%

Transaction and Clearing Fees
The following table presents transaction and clearing fees by operating segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options	$276,641	$232,412	$44,229	19.0%	$543,459	$466,924	$76,535	16.4%
Equities	34,957	34,339	618	1.8%	62,845	68,646	(5,801)	(8.5)%
Futures	20,221	19,311	910	4.7%	40,864	39,760	1,104	2.8%
International	65	77	(12)	(15.6)%	126	113	13	11.5%
Total transaction and clearing fees	$331,884	$286,139	$45,745	16.0%	$647,294	$575,443	$71,851	12.5%
Transaction and clearing fees increased $45.7 million, or 16.0%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$34.7 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 26.8% increase in Options market contracts, partially offset by a 1.2% decrease in MIH Options market share, and a 7.9% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$11.2 million increase in Section 31 fees due to a higher average rate and increased volume.
Transaction and clearing fees increased $71.9 million, or 12.5%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$82.2 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 22.8% increase in Options market contracts, and a 3.0% increase in MIH Options market share, partially offset by a 6.7% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$12.3 million reduction in Section 31 fees primarily due to a lower average rate. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
Access Fees
Access fees increased $8.8 million, or 33.8%, for the three months ended June 30, 2026 compared to the same period in 2025, and $18.1 million, or 36.1%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
Market Data Fees
Market data fees increased $2.0 million, or 19.0%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.8 million increase due to ad-hoc historical market data sales.
•$1.2 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.4 million decrease due to lower OPRA.
•$0.6 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Market data fees increased $5.3 million, or 26.5%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$4.5 million increase due to ad-hoc historical market data sales.

•$2.3 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.6 million decrease due to lower OPRA.
•$0.9 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $3.3 million or 62.7% for the three months ended June 30, 2026 compared to the same period in 2025, and $7.2 million or 77.5% for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the TISE Acquisition in June 2025.
Cost of Revenues
Cost of revenues increased $23.4 million, or 10.5%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$13.1 million increase in Options liquidity payments primarily driven by a 26.8% increase in Options market contracts, partially offset by a 1.2% decrease in MIH Options market share, and a 13.7% decrease in Options liquidity payments cost of revenue per contract.
•$11.2 million increase in Section 31 fees due to a higher average rate and increased volume.
Cost of revenues increased $29.3 million, or 6.4%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$42.6 million increase in Options liquidity payments primarily driven by an 22.8% increase in Options market contracts, and a 3.0% increase in MIH Options market share, partially offset by a 10.9% decrease in Options liquidity payments cost of revenue per contract.
•$12.2 million decrease in Section 31 fees primarily due to a lower average rate. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
The following summarizes changes in cost of revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Liquidity payments	$206,633	$195,651	$10,982	5.6%	$430,159	$389,697	$40,462	10.4%
Brokerage, clearing and exchange fees	15,360	14,481	879	6.1%	31,637	30,935	702	2.3%
Section 31 fees	22,976	11,815	11,161	94.5%	22,976	35,225	(12,249)	(34.8)%
Other cost of revenues	1,547	1,175	372	31.7%	2,841	2,458	383	15.6%
Total cost of revenues	$246,516	$223,122	$23,394	10.5%	$487,613	$458,315	$29,298	6.4%

Liquidity Payments
The following table presents liquidity payments by operating segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options	$174,153	$161,039	$13,114	8.1%	$367,139	$324,567	$42,572	13.1%
Equities	28,336	30,855	(2,519)	(8.2)%	55,437	58,845	(3,408)	(5.8)%
Futures	4,144	3,757	387	10.3%	7,583	6,285	1,298	20.7%
Total liquidity payments	$206,633	$195,651	$10,982	5.6%	$430,159	$389,697	$40,462	10.4%
Liquidity payments increased $11.0 million, or 5.6%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$13.1 million increase in Options liquidity payments primarily driven by an 26.8% increase in Options market contracts, partially offset by a 1.2% decrease in MIH Options market share, and a 13.7% decrease in Options liquidity payments cost of revenue per contract.
•$0.4 million increase in Futures liquidity payments primarily due to the launch of futures financial products in May 2026 where we have introduced incentive programs that promote liquid markets to attract market participants.
•$2.5 million decrease in Equities liquidity payments primarily driven by an 18.2% decrease in MIAX Pearl Equities market share, and a 3.6% decrease in MIAX Pearl Equities liquidity capture, partially offset by a 9.9% increase in U.S. Equities industry volume.
Liquidity payments increased $40.5 million, or 10.4%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$42.6 million increase in Options liquidity payments primarily driven by an 22.8% increase in Options market contracts, and a 3.0% increase in MIH Options market share, partially offset by a 10.9% decrease in Options liquidity payments cost of revenue per contract.
•$1.3 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange due to the introduction of a program in May 2025 to incentivize Hard Red Spring Wheat liquidity providers during and following the migration to the MIAX Futures Onyx trading platform. Also contributing to the increase was the launch of futures financial products in May 2026 where we have introduced incentive programs that promote liquid markets to attract market participants.
•$3.4 million decrease in Equities liquidity payments primarily driven by an 18.2% decrease in MIAX Pearl Equities market share, and a 4.3% decrease in MIAX Pearl Equities liquidity capture, partially offset by an 18.8% increase in U.S. Equities industry volume.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees increased $0.9 million, or 6.1%, for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $1.4 million increase in clearing fees for Dorman Trading, partially offset by a decrease of $0.9 million at the MIAX Futures Exchange due to the migration from the CME Globex trading platform to the MIAX Futures Onyx trading platform.
Brokerage, clearing and exchange fees increased $0.7 million, or 2.3%, for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $2.0 million increase in clearing fees for Dorman Trading, partially offset by a decrease of $1.8 million at the MIAX Futures Exchange due to the migration from the CME Globex trading platform to the MIAX Futures Onyx trading platform.
Section 31 Fees
Section 31 fees increased $11.2 million, or 94.5%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a higher average rate and increased volume.
Section 31 fees decreased $12.2 million, or 34.8%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a lower average rate. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
Other Cost of Revenues
For the three months ended June 30, 2026 compared to the same period in 2025, other cost of revenues increased $0.4 million, or 31.7%, primarily due to increased pass-through expenses.
For the six months ended June 30, 2026 compared to the same period in 2025, other cost of revenues increased $0.4 million, or 15.6%, primarily due to increased pass-through expenses, and higher clearing interest expense.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $36.5 million, or 34.8%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$21.1 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees (“Net Transaction Fees”) primarily due to a 26.8% increase in Options market contracts, and a 6.0% increase in revenue per contract, partially offset by a 1.2% decrease in MIH Options market share.
•$8.8 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$3.3 million increase in other revenue primarily due to the TISE Acquisition in June 2025.
•$2.0 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings.
•$1.6 million increase in Equities net transaction fees primarily due to less inverted capture caused by pricing changes.
Revenues less cost of revenues increased $73.2 million, or 37.2%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$39.1 million increase in Options net transaction fees primarily due to an 22.8% increase in Options market contracts, a 4.5% increase in revenue per contract, and a 3.0% increase in MIH Options market share.
•$18.1 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$7.2 million increase in other revenue primarily due to the TISE Acquisition in June 2025.
•$5.3 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings.
•$4.3 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange, and Section 31 fees	$86,915	$64,192	$22,723	35.4%	$162,522	$119,586	$42,936	35.9%
Access fees	34,941	26,106	8,835	33.8%	68,298	50,189	18,109	36.1%
Market data fees	12,206	10,253	1,953	19.0%	25,161	19,895	5,266	26.5%
Other revenue	8,598	5,286	3,312	62.7%	16,566	9,334	7,232	77.5%
Other cost of revenues	(1,547)	(1,175)	(372)	*	(2,841)	(2,458)	(383)	*
Revenues less cost of revenues	$141,113	$104,662	$36,451	34.8%	$269,706	$196,546	$73,160	37.2%
__________________
*Not meaningful
Transaction and Clearing Fees Less Liquidity Payments, Brokerage, Clearing, Exchange and Section 31 Fees
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees increased $22.7 million, or 35.4%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to:
•$21.1 million increase in Options net transaction fees due to a 26.8% increase in Options market contracts, and a 6.0% increase in revenue per contract, partially offset by a 1.2% decrease in MIH Options market share.
•$1.6 million increase in Equities net transaction fees primarily due to less inverted capture caused by pricing changes.
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees increased $42.9 million, or 35.9%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to:
•$39.1 million increase in Options net transaction fees due to a 22.8% increase in Options market contracts, a 4.5% increase in revenue per contract, and a 3.0% increase in MIH Options market share.
•$4.3 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
Access Fees
Access fees increased $8.8 million, or 33.8%, for the three months ended June 30, 2026 compared to the same period in 2025, and $18.1 million, or 36.1%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
Market Data Fees
Market data fees increased $2.0 million, or 19.0%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.8 million increase due to ad-hoc historical market data sales.
•$1.2 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.4 million decrease due to lower OPRA.
•$0.6 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.

Market data fees increased $5.3 million, or 26.5%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$4.5 million increase due to ad-hoc historical market data sales.
•$2.3 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.6 million decrease due to lower OPRA.
•$0.9 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue increased $3.3 million or 62.7% for the three months ended June 30, 2026 compared to the same period in 2025, and $7.2 million or 77.5% for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the TISE Acquisition in June 2025.
Other Cost of Revenues
For the three months ended June 30, 2026 compared to the same period in 2025, other cost of revenues increased $0.4 million, or 31.7%, primarily due to increased pass-through expenses.
For the six months ended June 30, 2026 compared to the same period in 2025, other cost of revenues increased $0.4 million, or 15.6%, primarily due to increased pass-through expenses, and higher clearing interest expense.
Operating Expenses
Total operating expenses for the three months ended June 30, 2026 compared to the same period in 2025 increased $35.9 million, or 46.5%, primarily due to increased litigation including a litigation settlement, higher compensation and benefits from higher headcount and bonuses, higher information technology expenses, and increased marketing expenses. These were partially offset by lower regulatory costs, lower share based compensation, and lower acquisition-related costs.
Total operating expenses for the six months ended June 30, 2026 compared to the same period in 2025 increased $49.0 million, or 33.3%, primarily due to increased litigation including a litigation settlement, higher compensation and benefits from higher headcount and bonuses, higher information technology expenses, and increased marketing expenses. These were partially offset by lower regulatory costs, lower share based compensation, and lower acquisition-related costs.
The following summarizes the components of operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Change	Six Months Ended June 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Operating Expenses:
Compensation and benefits	$40,966	$40,210	$756	1.9%	$85,356	$77,981	$7,375	9.5%
Information technology and communication costs	10,202	8,851	1,351	15.3%	19,685	16,399	3,286	20.0%
Depreciation and amortization	8,778	6,938	1,840	26.5%	16,866	13,108	3,758	28.7%
Occupancy costs	2,977	3,002	(25)	(0.8)%	6,220	5,450	770	14.1%
Professional fees and outside services	11,448	10,095	1,353	13.4%	22,855	19,352	3,503	18.1%
Marketing and business development	3,176	555	2,621	472.3%	4,160	1,318	2,842	215.6%
Acquisition-related costs	—	2,247	(2,247)	(100.0)%	—	2,901	(2,901)	(100.0)%
Litigation settlement	30,000	—	30,000	100.0%	30,000	—	30,000	100.0%
General, administrative, and other	5,769	5,473	296	5.4%	10,799	10,453	346	3.3%
Total operating expenses	$113,316	$77,371	$35,945	46.5%	$195,941	$146,962	$48,979	33.3%

The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Three Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$59,460	$7,878	$17,784	$4,650	$23,544	$113,316
Share-based compensation - Compensation and benefits(1)	(2,545)	(540)	(1,196)	(161)	(777)	(5,219)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(229)	(229)
Share-based compensation - General, administrative, and other(3)	—	—	(107)	(177)	(1,355)	(1,639)
Total share-based compensation	(2,545)	(540)	(1,303)	(338)	(2,361)	(7,087)
Litigation - Professional fees and outside services	(2,263)	—	—	—	(754)	(3,017)
Litigation settlement	(22,500)	—	—	—	(7,500)	(30,000)
Depreciation and amortization	(4,494)	(1,306)	(1,800)	(551)	(627)	(8,778)
Total adjusted operating expenses	$27,658	$6,032	$14,681	$3,761	$12,302	$64,434
__________________
(1)The Options segment includes $1.1 million in stock options, $1.3 million in restricted stock awards, and $0.2 million in restricted stock units. The Equities segment includes $0.2 million in stock options, $0.3 million in restricted stock awards, and less than $0.1 million in restricted stock units. The Futures segment includes $0.7 million in stock options, $0.5 million in restricted stock awards, and $0.1 million in restricted stock units. The International segment includes $0.1 million in stock options, and less than $0.1 million in both restricted stock awards, and restricted stock units. The Corporate / Other segment includes $0.3 million in stock options, $0.4 million in restricted stock awards, and $0.1 million in restricted stock units.
(2)The Corporate / Other segment includes $0.2 million in stock options, and less than $0.1 million in both restricted stock awards, and warrants.
(3)The Futures segment includes $0.1 million in stock options, and less than $0.1 million in restricted stock awards. The International segment includes $0.2 million in stock options. The Corporate / Other segment includes $1.4 million in restricted stock units.

	Three Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$33,572	$7,468	$17,803	$3,441	$15,087	$77,371
Share-based compensation - Compensation and benefits(1)	(3,780)	(642)	(2,725)	(129)	(1,002)	(8,278)
Share-based compensation - Professional fees and outside services(2)	(2)	—	2	—	(637)	(637)
Share-based compensation - General, administrative, and other(3)	—	—	21	(21)	(509)	(509)
Total share-based compensation	(3,782)	(642)	(2,702)	(150)	(2,148)	(9,424)
Litigation - Professional fees and outside services	(632)	—	—	—	(211)	(843)
Impairment of long-lived assets - General, administrative, and other	—	—	—	—	(739)	(739)
Acquisition-related costs	—	—	—	—	(2,247)	(2,247)
Depreciation and amortization	(3,405)	(1,553)	(984)	(446)	(550)	(6,938)
Total adjusted operating expenses	$25,753	$5,273	$14,117	$2,845	$9,192	$57,180
__________________
(1)The Options segment includes $0.7 million in stock options, and $3.1 million in restricted stock awards. The Equities segment includes $0.1 million in stock options, and $0.5 million in restricted stock awards. The Futures segment includes $1.3 million in stock options, and $1.4 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The Corporate / Other segment includes $0.2 million in stock options, and $0.8 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.2 million in stock options, $0.2 million in restricted stock awards, and $0.3 million in warrants.

(3)The Futures segment includes $0.4 million in stock options, and $0.4 million in restricted stock awards.

The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Six Months Ended June 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$97,927	$15,596	$34,861	$9,031	$38,526	$195,941
Share-based compensation - Compensation and benefits(1)	(6,624)	(1,437)	(3,003)	(367)	(1,993)	(13,424)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(656)	(656)
Share-based compensation - General, administrative, and other(3)	—	—	(210)	(277)	(1,396)	(1,883)
Total share-based compensation	(6,624)	(1,437)	(3,213)	(644)	(4,045)	(15,963)
Litigation - Professional fees and outside services	(4,339)	—	—	—	(1,446)	(5,785)
Litigation settlement	(22,500)	—	—	—	(7,500)	(30,000)
Depreciation and amortization	(8,820)	(2,362)	(3,363)	(986)	(1,335)	(16,866)
Total adjusted operating expenses	$55,644	$11,797	$28,285	$7,401	$24,200	$127,327
__________________
(1)The Options segment includes $3.0 million in stock options, $3.4 million in restricted stock awards, and $0.2 million in restricted stock units. The Equities segment includes $0.7 million in stock options, $0.7 million in restricted stock awards, and less than $0.1 million in restricted stock units. The Futures segment includes $1.7 million in stock options, $1.2 million in restricted stock awards, and $0.1 million in restricted stock units. The International segment includes $0.3 million in stock options, $0.1 million in restricted stock awards, and less than $0.1 million in restricted stock units. The Corporate / Other segment includes $0.9 million in stock options, $1.0 million in restricted stock awards, and $0.1 million in restricted stock units.
(2)The Corporate / Other segment includes $0.4 million in stock options, $0.2 million in restricted stock awards, and less than $0.1 million in warrants.
(3)The Futures segment includes $0.2 million in stock options, and less than $0.1 million in restricted stock awards. The International segment includes $0.3 million in stock options. The Corporate / Other segment includes $1.4 million in restricted stock units.

	Six Months Ended June 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$64,213	$15,130	$34,953	$5,722	$26,944	$146,962
Share-based compensation - Compensation and benefits(1)	(7,584)	(1,433)	(5,428)	(389)	(2,087)	(16,921)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(1,245)	(1,245)
Share-based compensation - General, administrative, and other(3)	—	—	(157)	(77)	(509)	(743)
Total share-based compensation	(7,584)	(1,433)	(5,585)	(466)	(3,841)	(18,909)
Litigation - Professional fees and outside services	(1,407)	—	—	—	(469)	(1,876)
Depreciation and amortization	(6,467)	(3,040)	(1,963)	(603)	(1,035)	(13,108)
Impairment of long-lived assets - General, administrative, and other	—	—	—	—	(739)	(739)
Acquisition-related costs	—	—	—	—	(2,901)	(2,901)
Total adjusted operating expenses	$48,755	$10,657	$27,405	$4,653	$17,959	$109,429
__________________
(1)The Options segment includes $1.4 million in stock options, and $6.2 million in restricted stock awards. The Equities segment includes $0.3 million in stock options, and $1.2 million in restricted stock awards. The Futures segment includes $2.6 million in stock options, and $2.9 million in restricted stock awards. The International segment includes $0.1 million in stock options, and $0.3 million in restricted stock awards. The Corporate / Other segment includes $0.4 million in stock options, and $1.7 million in restricted stock awards.
(2)The Corporate / Other segment includes $0.3 million in stock options, $0.3 million in restricted stock awards, and $0.7 million in warrants.
(3)The Futures segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The International segment includes less than $0.1 million in both stock options and restricted stock awards. The Corporate / Other segment includes $0.4 million in stock options, and $0.1 million in restricted stock awards.

Compensation and Benefits
Compensation and benefits increased $0.8 million, or 1.9%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.6 million increase in salaries and benefits primarily driven by higher headcount and merit increases.
•$1.5 million increase in cash bonuses primarily driven by increased headcount and higher profitability.
•$0.8 million increase due to lower internally developed software.
•$0.1 million increase in employer payroll taxes primarily related to increased share based compensation related taxes and higher headcount, partially offset by timing of incentive compensation payments.
•$3.2 million decrease in share-based compensation primarily due to winding down of prior year grants, partially offset by new grants.
Compensation and benefits increased $7.4 million, or 9.5%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$4.6 million increase in salaries and benefits primarily driven by higher headcount and merit increases.
•$3.3 million increase in cash bonuses primarily driven by increased headcount and higher profitability.
•$1.8 million increase in employer payroll taxes primarily related to increased share based compensation related taxes and higher headcount
•$1.5 million increase due to lower internally developed software.
•$3.7 million decrease in share-based compensation primarily due to winding down of prior year grants, partially offset by new grants.
Information Technology and Communication Costs
Information technology and communication costs increased $1.4 million, or 15.3%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$0.8 million increase in software and hardware maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the MIAX Futures Onyx trading platform.
•$0.3 million increase in other general IT expense including increased installations and configuration costs.
•$0.2 million increase for data center costs primarily due to additional space needed.
•$0.1 million increase in market data expense.
Information technology and communication costs increased $3.3 million, or 20.0%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.9 million increase in software and hardware maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the MIAX Futures Onyx and BSX trading platforms.
•$0.8 million increase in other general IT expense including increased installations and configuration costs.
•$0.3 million increase for data center costs primarily due to additional space needed.
•$0.1 million increase in market data expense.

Depreciation and Amortization
Depreciation and amortization increased $1.8 million, or 26.5% for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$3.4 million increase resulting from capital spending including the launch of the MIAX Sapphire trading floor, and the MIAX Futures Onyx trading platform, as well as increased trading system and business system capacity growth and new functionality.
•$1.6 million decrease from certain assets being fully depreciated.
Depreciation and amortization increased $3.8 million, or 28.7% for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$5.5 million increase resulting from capital spending including the launch of the MIAX Sapphire trading floor, and the MIAX Futures Onyx and BSX trading platforms, as well as increased trading system and business system capacity growth and new functionality.
•$1.8 million decrease from certain assets being fully depreciated.
Occupancy Costs
For the three months ended June 30, 2026 compared to the same period in 2025, occupancy costs were relatively unchanged.
Occupancy costs increased $0.8 million, or 14.1%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a lease renewal, and additional space for the MIAX Sapphire floor.
Professional Fees and Outside Services
Professional fees and outside services costs increased $1.4 million, or 13.4%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$2.2 million increase in litigation expenses.
•$0.2 million increase in audit fees.
•$0.7 million decrease in regulatory expenses primarily driven by lower CAT costs as invoicing was paused for the majority of the three months ended June 30, 2026.
Professional fees and outside services costs increased $3.5 million, or 18.1%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$3.9 million increase in litigation expenses.
•$1.3 million increase in legal fees.
•$0.5 million increase in audit fees.
•$1.9 million decrease in regulatory expenses primarily driven by lower CAT costs as invoicing were paused for the majority of the six months ended June 30, 2026,
Marketing and Business Development
Marketing and business development costs increased $2.6 million, or 472.3%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$2.3 million increase in advertising and promotion, primarily related to the launch of the Company’s new nationwide advertising campaign, “Excellence in Every Exchange.”
•$0.3 million in marketing programs for new financial futures products.
Marketing and business development costs increased $2.8 million, or 215.6%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:

•$2.6 million increase in advertising and promotion, primarily related to the launch of the Company’s new nationwide advertising campaign, “Excellence in Every Exchange.”
•$0.3 million in marketing programs for new financial futures products.
Acquisition-Related Costs
Acquisition-related costs include fees for professional services, and other external costs directly related to the acquisition. There were no acquisition-related costs for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, acquisition-related costs of $2.2 million and $2.9 million, relate to the TISE Acquisition.
Litigation Settlement
Litigation settlement of $30.0 million for the three and six months ended June 30, 2026 represents amount recognized in connection with a loss contingency related to the Nasdaq matter. See Note 15 - "Commitments and Contingencies - Claims and Litigation" of the notes to condensed consolidated financial statements, for additional information.
General, Administrative, and Other
General, administrative, and other expenses increased $0.3 million, or 5.4% for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.4 million increase in director-related fees.
•$0.3 million in higher insurance costs.
•$0.5 million decrease due to a 2025 reimbursement to certain MIAX Sapphire exchange members resulting from claims for losses due to a system disruption caused by an operational error.
•$0.7 million decrease from owned land and building impairments in 2025.
General, administrative, and other expenses increased $0.3 million, or 3.3% for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•$1.7 million increase in director-related fees.
•$0.4 million in higher insurance costs.
•$0.3 million decrease to travel and entertainment.
•$0.5 million decrease due to a 2025 reimbursement to certain MIAX Sapphire exchange members resulting from claims for losses due to a system disruption caused by an operational error.
•$0.7 million decrease from owned land and building impairments in 2025.
Operating Income
As a result of the items above, operating income was $27.8 million for the three months ended June 30, 2026, compared to $27.3 million for the same period in 2025. For the six months ended June 30, 2026, operating income was $73.8 million compared to $49.6 million for the same period in 2025.
Change in Fair Value of Puttable Common Stock
The change in fair value of puttable common stock of $(1.7) million for the three months ended June 30, 2025, and $(1.9) million for the six months ended June 30, 2025, represents the increase in fair value of outstanding common stock awarded to the participants of ERPs I and II. Prior to the IPO, these awards had an associated put right that could require the Company to repurchase a certain percentage of the fair market value of the award upon exercise. The fair market value of these awards was reflected in puttable common stock, net of current portion on the Company’s consolidated balance sheets.
The right to put shares terminated upon completion of the Company’s IPO in August 2025.

Change in Fair Value of Puttable Warrants Issued with Debt
The change in fair value of puttable warrants issued with debt of $(1.5) million for the three months ended June 30, 2025, and $(0.9) million for the six months ended June 30, 2025, represents the increase in fair value of the warrants issued in connection with the 2029 Senior Secured Term Loan. Prior to the IPO, the warrants included a put right for unexercised warrant under certain conditions. The initial fair value of the puttable warrants was accounted for as a debt discount and the fair value of the outstanding liability was reflected in puttable warrants issued with debt on the Company’s consolidated balance sheets.
The right to put warrants terminated upon completion of the Company’s IPO in August 2025.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was less than $0.1 million for the three months ended June 30, 2026, compared to $4.9 million in the same period in 2025, and $0.1 million for the six months ended June 30, 2026, compared to $9.3 million in the same period in 2025. On August 18, 2025, the Company used a portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million.
Interest Income
Interest income was $5.3 million for the three months ended June 30, 2026, an increase of $3.8 million or 270.5% compared to the same period in 2025, and $9.6 million for the six months ended June 30, 2025, an increase of $6.9 million or 255.3% compared to the same period in 2025, both primarily due to a higher average cash balance from proceeds from the IPO and increased cash from operations.
Loss on Sale of Intangible Asset
The loss of $2.1 million for the three and six months ended June 30, 2025, represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the same period. The loss represents the difference in the carrying value of the asset and the sale proceeds. BSX sold these tokens for $16.2 million, net of expenses incurred.
Unrealized Loss on Derivative and Digital Assets
For the three months ended June 30, 2026, the unrealized loss of $0.3 million reflects the aggregate unrealized loss from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network. For the three months ended June 30, 2025, the unrealized loss of $4.6 million represents the unrealized loss on 250 million Pyth tokens that remained locked by the Pyth Network.
For the six months ended June 30, 2026, the unrealized loss of $2.9 million reflects the aggregate unrealized loss from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network. For the six months ended June 30, 2025, the unrealized loss of $47.0 million represents the unrealized loss on 250 million Pyth tokens that remained locked by the Pyth Network.
Gain on Sale of Business
On January 20, 2026, the Company completed the sale of 90% of the issued and outstanding equity in MIAXdx to a joint venture established by Robinhood Markets, Inc. in partnership with Susquehanna International Group. MIH has retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera. The sale of MIAXdx resulted in a gain of $50.6 million, which was recognized upon closing in January 2026. See Note 6 - "Investments" of the notes to condensed consolidated financial statements, for additional information.
Other, Net
For the three months ended June 30, 2026, other income, net of $(3.9) million primarily represents an unrealized loss on marketable equity securities. For the three months ended June 30, 2025, other income, net of $10.7 million primarily represents an $8.6 million gain on the remeasurement of the pre-existing equity interest in TISE, $0.9 million of dividend income, $0.5 million of unrealized gain on available for sale marketable equity securities, and a foreign currency gain of $0.9 million.

For the six months ended June 30, 2026, other income, net of $(2.2) million primarily represents an unrealized loss on marketable equity securities of $2.6 million, and dividend income of $0.4 million. For the six months ended June 30, 2025, other income, net of $12.4 million primarily represents dividend income of $1.0 million, an unrealized gain on available for sale marketable securities of $1.9 million, an $8.6 million gain on the remeasurement of the pre-existing equity interest in TISE, and a foreign currency gain of $0.9 million.
Income Before Income Tax Provision
As a result of the above, income before income tax provision was $28.8 million for the three months ended June 30, 2026 compared to $24.7 million for the same period in 2025. For the six months ended June 30, 2026, income before income tax provision was $128.8 million as compared to income of $3.4 million for the same period in 2025.
Income Tax Provision
There was a tax benefit of $15.4 million for the three months ended June 30, 2026 on pre-tax income of $28.8 million, and for the same period a year earlier there was a tax expense of $1.1 million on pre-tax income of $24.7 million, resulting in an effective tax rate of (53.6)% and 4.6%, respectively. The change in the effective tax rate was mainly due to a discrete tax benefit in the second quarter of 2026 from the vesting of RSAs and the exercise of stock options and warrants at values significantly higher than the grant date book expense previously recognized for financial reporting.
There was a tax benefit of $85.6 million for the six months ended June 30, 2026 on pre-tax income of $128.8 million, and for the same period a year earlier there was a tax expense of $1.3 million on pre-tax income of $3.4 million, resulting in an effective tax rate of (66.4)% and 38.8%, respectively. The change in the effective tax rate was mainly due to the release of the deferred tax valuation allowance in the first quarter of 2026.
Net Income
As a result of the items above, net income for the three months ended June 30, 2026 was $44.2 million compared to a $23.5 million for the same period in 2025. For the six months ended June 30, 2026, net income was $214.4 million as compared to $2.1 million for the same period in 2025.
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
The following summarizes our total revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Six Months Ended June 30,		Percent Change	Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$316,494	$261,759	20.9%	81.6%	79.9%	$621,946	$522,853	19.0%	82.1%	79.8%
Equities	40,579	40,364	0.5%	10.5%	12.3%	74,544	80,438	(7.3)%	9.8%	12.3%
Futures	24,562	23,117	6.3%	6.3%	7.1%	48,900	47,914	2.1%	6.5%	7.3%
International	5,744	2,291	150.7%	1.5%	0.7%	11,388	3,117	265.4%	1.5%	0.5%
Corporate/Other	250	253	(1.2)%	0.1%	0.1%	541	539	0.4%	0.1%	0.1%
Total revenues	$387,629	$327,784	18.3%	100.0%	100.0%	$757,319	$654,861	15.6%	100.0%	100.0%

The following summarizes our total revenues less cost of revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues Less Cost of Revenues					Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Six Months Ended June 30,		Percent Change	Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$124,394	$92,765	34.1%	88.2%	88.6%	$235,661	$173,989	35.4%	87.4%	88.5%
Equities	5,542	4,363	27.0%	3.9%	4.2%	12,206	8,022	52.2%	4.5%	4.1%
Futures	5,094	4,990	2.1%	3.6%	4.8%	9,724	10,879	(10.6)%	3.6%	5.5%
International	5,744	2,291	150.7%	4.1%	2.2%	11,388	3,117	265.4%	4.2%	1.6%
Corporate/Other	339	253	34.0%	0.2%	0.2%	727	539	34.9%	0.3%	0.3%
Total revenues less cost of revenues	$141,113	$104,662	34.8%	100.0%	100.0%	$269,706	$196,546	37.2%	100.0%	100.0%
Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Options segment (in thousands, except percentages):

	Three Months Ended June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended, June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended June 30,					Six Months Ended, June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$124,394	$92,765	34.1%	39.3%	35.4%	$235,661	$173,989	35.4%	37.9%	33.3%
Operating expenses	59,460	33,572	77.1%	18.8%	12.8%	97,927	64,213	52.5%	15.7%	12.3%
Operating income	$64,934	$59,193	9.7%	20.5%	22.6%	$137,734	$109,776	25.5%	22.1%	21.0%
Adjusted EBITDA(1)	$96,735	$67,011	44.4%	30.6%	25.6%	$180,016	$125,233	43.7%	28.9%	24.0%
Adjusted EBITDA margin(2)	77.8%	72.2%				76.4%	72.0%

__________________
(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $31.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to:
•$21.1 million increase in Options net transaction fees primarily due to a 26.8% increase in Options market contracts, and a 6.0% increase in revenue per contract, partially offset by a 1.2% decrease in MIH Options market share.
•$8.5 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$2.1 million increase in market data primarily due to ad-hoc historical market data sales as well as fee increases and new product offerings, partially offset by lower OPRA.
For the three months ended June 30, 2026, operating expenses increased $25.9 million compared to the three months ended June 30, 2025 primarily due to:
•$24.1 million increase in litigation which includes a $22.5 million settlement.
•$1.1 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.

•$0.8 million increase in information technology and communication costs.
•$0.5 million increase in compensation and benefits primarily driven by additional headcount, and higher bonus, ans share based payroll taxes, partially offset by decreases in share based compensation primarily due to winding down of prior year grants, partially offset by new grants.
•$0.4 million decrease in regulatory fees primarily due to lower CAT costs as invoices were temporarily paused for the majority of the three months ended June 30, 2026.
As a result of the items above, operating income increased $5.7 million, or 9.7%, for the three months ended June 30, 2026 compared to the same period in 2025. After adjusting for share-based compensation and litigation costs and settlement, adjusted EBITDA increased $29.7 million, or 44.4%, for the three months ended June 30, 2026 compared to the same period in the prior year.
Revenues less cost of revenues increased $61.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to:
•$39.1 million increase in Options net transaction fees primarily due to a 22.8% increase in Options market contracts, a 4.5% increase in revenue per contract, and a 3.0% increase in MIH Options market share.
•$17.3 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$5.4 million increase in market data primarily due to ad-hoc historical market data sales as well as fee increases and new product offerings, partially offset by lower OPRA.
For the six months ended June 30, 2026, operating expenses increased $33.7 million compared to the six months ended June 30, 2025 primarily due to:
•$25.4 million increase in litigation which includes a $22.5 million settlement.
•$4.9 million increase in compensation and benefits primarily driven by additional headcount, and higher bonus, and share based payroll taxes, partially offset by decreases in share based compensation primarily due to winding down of prior year grants, partially offset by new grants.
•$2.4 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$1.8 million increase in information technology and communication costs.
•$0.6 million increase in occupancy costs primarily due to the launch of MIAX Sapphire.
•$1.3 million decrease in regulatory fees primarily due to lower CAT costs as invoices were temporarily paused for the majority of the three months ended June 30, 2026.
As a result of the items above, operating income increased $28.0 million, or 25.5%, for the six months ended June 30, 2026 compared to the same period in 2025. After adjusting for share-based compensation and litigation costs and settlement, adjusted EBITDA increased $54.8 million, or 43.7%, for the six months ended June 30, 2026 compared to the same period in the prior year.

Equities
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Equities segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, June 30,		Percent Change	Three Months Ended, June 30,		Six Months Ended, June 30,		Percent Change	Six Months Ended, June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$5,542	$4,363	27.0%	13.7%	10.8%	$12,206	$8,022	52.2%	16.4%	10.0%
Operating expenses	7,878	7,468	5.5%	19.4%	18.5%	15,596	15,130	3.1%	20.9%	18.8%
Operating loss	$(2,336)	$(3,105)	*	*	*	$(3,390)	$(7,108)	*	*	*
Adjusted EBITDA(1)	$(490)	$(910)	*	*	*	$409	$(2,635)	*	0.5%	*
Adjusted EBITDA margin(2)	*	*				3.4%	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $1.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to:
•$1.6 million increase in Equities net transaction fees primarily due to less inverted capture caused by pricing changes.
•$0.5 million decrease in market data, primarily from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
For the three months ended June 30, 2026, operating expenses increased $0.4 million compared to the three months ended June 30, 2025 primarily due to:
•$0.7 million increase in compensation and benefits primarily driven by additional headcount, and higher bonus, and share based payroll taxes, partially offset by decreases in share based compensation primarily due to winding down of prior year grants, partially offset by new grants.
•$0.4 million decrease in regulatory fees primarily due to lower CAT costs as invoices were temporarily paused for the majority of the three months ended June 30, 2026.
As a result of the items above, there was an operating loss of $2.3 million for the three months ended June 30, 2026 as compared to an operating loss of $3.1 million in the same period in the prior year. After adjusting for share-based compensation, adjusted EBITDA was $(0.5) million as compared to $(0.9) million for the same period in the prior year.
Revenues less cost of revenues increased $4.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to:
•$4.3 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
•$0.5 million in increases access fees.
•$0.7 million decrease in market data, primarily from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.

For the six months ended June 30, 2026 compared to the same period in 2025, operating expenses increased $0.5 million compared to the six months ended June 30, 2025 primarily due to:
•$1.4 million increase in compensation and benefits primarily driven by additional headcount, and higher bonus, and share based payroll taxes, partially offset by decreases in share based compensation primarily due to winding down of prior year grants, partially offset by new grants.
•$0.7 million decrease in depreciation costs due to end of life of certain assets.
•$0.4 million decrease in regulatory fees primarily due to lower CAT costs as invoices were temporarily paused for the majority of the six months ended June 30, 2026.
As a result of the items above, there was an operating loss of $3.4 million for the six months ended June 30, 2026 as compared to an operating loss of $7.1 million in the same period in the prior year. After adjusting for share-based compensation, adjusted EBITDA was positive $0.4 million as compared to a $2.6 million loss for the same period in the prior year.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Futures segment (in thousands, except percentages):

	Three Months Ended, June 30,		Percent Change	Percentage of Total Revenues		Six Months Ended, June 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended, June 30,					Six Months Ended, June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$5,094	$4,990	2.1%	20.7%	21.6%	$9,724	$10,879	(10.6)%	19.9%	22.7%
Operating expenses	17,784	17,803	(0.1)%	72.4%	77.0%	34,861	34,953	(0.3)%	71.3%	72.9%
Operating loss	$(12,690)	$(12,813)	*	*	*	$(25,137)	$(24,074)	*	*	*
Adjusted EBITDA(1)	$(9,513)	$(8,951)	*	*	*	$(18,137)	$(16,191)	*	*	*
Adjusted EBITDA margin(2)	*	*				*	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to:
•$0.1 million increase in non-transaction fees
•Net transaction fees were flat as increases in agricultural futures were offset by inverted financial futures revenue
For the three months ended June 30, 2026 compared to the same period in 2025, operating expenses were relatively unchanged primarily due to:
•$2.6 million decrease in total operating expenses due to the sale of MIAXdx.
•$0.3 million decrease in compensation and benefits.
•$0.8 million increase in depreciation and amortization excluding the impact of MIAXdx primarily due to the buildout of the new MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$0.9 million increase in information technology and communication costs excluding the impact of MIAXdx.
•$1.4 million increase in marketing and business development.
As a result of the items above, there was an operating loss of $12.7 million for the three months ended June 30, 2026 as compared to an operating loss of $12.8 million in the same period in the prior year. After adjusting for share-based compensation and investment gain or loss, adjusted EBITDA was a loss of $9.5 million as compared to a $9.0 million loss for the same period in the prior year.
Revenues less cost of revenues decreased $1.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to:
•$0.7 million decrease in non-transaction fees.
•$0.5 million decrease in net transaction fees primarily due to the launch of financial futures where revenue is currently inverted.

For the six months ended June 30, 2026 compared to the same period in 2025, operating expenses were relatively unchanged primarily due to:
•$4.8 million decrease in total operating expenses due to the sale of MIAXdx.
•$1.4 million increase in depreciation and amortization excluding the impact of MIAXdx primarily due to the buildout of the MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$1.5 million increase in marketing and business development.
•$2.0 million increase in information technology and communication costs excluding the impact of MIAXdx.
As a result of the items above, there was an operating loss of $25.1 million for the six months ended June 30, 2026 as compared to an operating loss of $24.1 million in the same period in the prior year. After adjusting for share-based compensation and investment gain or loss, adjusted EBITDA was a loss of $18.1 million as compared to a $16.2 million loss for the same period in the prior year.
International
The following summarizes revenues less cost of revenues, operating expenses, operating income (loss), adjusted EBITDA and adjusted EBITDA margin for our International segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, June 30,		Percent Change	Three Months Ended, June 30,		Six Months Ended, June 30,		Percent Change	Six Months Ended, June 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$5,744	$2,291	150.7%	100.0%	100.0%	$11,388	$3,117	265.4%	100.0%	100.0%
Operating expenses	4,650	3,441	35.1%	81.0%	150.2%	9,031	5,722	57.8%	79.3%	183.6%
Operating income (loss)	$1,094	$(1,150)	*	19.0%	*	$2,357	$(2,605)	*	*	*
Adjusted EBITDA(1)	$1,983	$(616)	*	34.5%	*	$3,987	$(1,598)	*	*	*
Adjusted EBITDA margin(2)	34.5%	*				35.0%	*
__________________
*Not meaningful

(1)See “Overview” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $3.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and $8.3 million for the six months ended June 30, 2026 compared to the same period in the prior year, both primarily due to the impact of the June 2025 TISE Acquisition.
For the three months ended June 30, 2026, operating expenses increased $1.2 million compared to the three months ended June 30, 2025 and $3.3 million for the six months ended June 30, 2026 compared to the same period in the prior year, both primarily due to the impact of the June 2025 TISE Acquisition.
As a result of the items above, there was an operating income of $1.1 million for the three months ended June 30, 2026 as compared to an operating loss of $1.2 million in the same period in the prior year. After adjusting for realized and unrealized losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $2.0 million as compared to a $0.6 million loss for the same period in the prior year.
As a result of the items above, there was an operating income of $2.4 million for the six months ended June 30, 2026 as compared to an operating loss of $2.6 million in the same period in the prior year. After adjusting for realized and unrealized losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $4.0 million as compared to a $1.6 million loss for the same period in the prior year.

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

Cash Flows
The following table summarizes our cash flow activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$183,642	$66,145
Net cash provided by / (used in) investing activities	23,388	(79,973)
Net cash provided by financing activities	40,106	37,195
Effect of exchange rate changes on cash and cash equivalents	(431)	146
Increase in cash, cash equivalents, segregated cash, and restricted cash	$246,705	$23,513

	Six Months Ended
	June 30,
	2026	2025
Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$660,462	$195,319
Cash segregated under federal and other regulations	26,894	32,330
Restricted cash	13,654	6,005
Restricted cash (clearing house performance bonds and guarantee funds)	103,279	65,108
Restricted cash (participant margin deposits)	—	1,149
Total	$804,289	$299,911
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
For the six months ended June 30, 2026, cash provided by operating activities was $183.6 million, primarily due to a net income of $214.4 million, and $67.3 million of cash from changes in operating assets and liabilities, partially offset by $98.1 million of non-cash income. The primary drivers of the non-cash expenses during the period was a $85.8 million provision for deferred income taxes, and a $50.6 million gain on the sale of business.
For the six months ended June 30, 2025, cash provided by operating activities was $66.1 million, primarily due to net income of $2.1 million, proceeds from the sale of intangible assets of $16.2 million, and an add-back of non-cash expense of $75.6 million, partially offset by net outflows from changes in operating assets and liabilities of $27.8 million. The primary driver of the non-cash expense was the $47.0 million unrealized loss on derivative assets.
Cash Provided by (Used in) Investing Activities
For the six months ended June 30, 2026, cash provided by investing activities was $23.4 million, primarily consisting of $59.9 million of proceeds from the sale of MIAXdx net of cash and cash equivalents partially offset by $28.0 million in purchases of property, equipment and leasehold improvements, $5.1 million in capitalization of internally developed software, $2.6 million in purchases of certificates of deposit, and $1.3 million in purchases of investments.
For the six months ended June 30, 2025, cash used in investing activities was $80.0 million, consisting of $56.5 million in cash paid, net of cash acquired for TISE, $16.9 million in purchases of property, equipment and leasehold improvements, and $6.6 million in capitalization of internally developed software.

Cash Provided by Financing Activities
For the six months ended June 30, 2026, cash provided by financing activities was $40.1 million, consisting primarily of $57.2 million in net proceeds from issuance of common stock, partially offset by $17.0 million from stock repurchases.
For the six months ended June 30, 2025, cash flows provided by financing activities was $37.2 million, consisting primarily of $36.9 million in proceeds from issuance of debt.
Contractual Obligations
As of June 30, 2026, we have outstanding unsecured promissory notes of $1.5 million, issued in 2023 and maturing in December 2026. Unpaid interest on these promissory notes (but not the principal) is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $20.50 through the maturity date.
As of June 30, 2026, MIAX Futures and Dorman Trading maintain revolving lines of credit with certain banks.
For a discussion of the Company’s outstanding debt, see Note 10 - “Debt” to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet arrangements as of June 30, 2026. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments due by period
	Total	Less than 1 year	More than 1 year
Purchase obligations	$14,517	$3,224	$11,293
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
Interest Rate Risk
As of June 30, 2026 and December 31, 2025, our cash and cash equivalents were $660.5 million and $433.6 million, respectively, of which $0.5 million and $0.6 million, respectively, were held in Bermuda, and $24.1 million and $21.7 million, respectively, were held in Guernsey. The remaining cash and cash equivalents are denominated in U.S. dollars and held primarily in interest-bearing accounts with financial institutions and investments in U.S. Treasury securities and money market funds that have original or acquired maturities of 90 days or less. Given the short-term nature and composition of these cash and cash equivalent balances, the Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates. As of June 30, 2026, we had $1.5 million in outstanding debt related to unsecured promissory notes. The outstanding debt bears interest at a fixed interest rate. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations.

Currency Exchange Risk
We are exposed to foreign currency translation risk as revenues and expenses from our operations in Guernsey, through TISE, are denominated in British pound. For the three months ended June 30, 2026, the foreign currency impact of TISE on our condensed consolidated revenues and expenses was not material.
Equity Risk
Our investment in TISE with functional currency of British pound is exposed to volatility in currency exchange rate through translation of our net assets or equity to U.S. dollar. The translation of the non-U.S. dollar statement of financial condition into U.S. dollar, our reporting currency, results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheets. As of June 30, 2026, our net equity investment in TISE amounted to $102.9 million and a 10% change in British pound foreign currency exchange rate would result in a $10.3 million impact on our consolidated equity.
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

With respect to financial futures (e.g., products based on licensed Bloomberg indexes), these contracts traded on MIAX Futures are cleared by OCC, which also acts as a central counterparty on the transactions. As such, OCC guarantees clearance and settlement of all trades in financial futures occurring on MIAX Futures. The Company believes the likelihood of making payments under these guarantees is remote and accordingly, has not recognized a related liability in the condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.
(b) Use of Proceeds
None.
(c) Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended June 30, 2026. These shares consisted of shares retained to cover tax withholding obligations in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30, 2026	—	$—
May 1 to May 31, 2026	—	$—
June 1 to June 30, 2026	91,950	$40.79
Total	91,950	$40.79
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Executive Officers and Directors
The directors and officers who informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026, are described in the table below. Each such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

Name and Title	Action	Date Adopted	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Shelly Brown Executive Vice President, Chief Strategy Officer	Adoption	5/27/2026	up to 41,667 shares to be sold	3/20/2027
Kurt Eckert Director	Adoption	6/1/2026	up to 18,000 shares to be sold	9/10/2027
(1) The trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each Rule 10b5-1 Plan only permits transactions upon expiration of the applicable mandatory cooling-off period.

Item 6. Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report:

Exhibit Number	Exhibit Description

10.1	Miami International Holdings, Inc. Senior Executive Annual Bonus Plan

10.2	Form of Restricted Stock Unit Award Agreement for Directors Pursuant to the Miami International Holdings, Inc. 2022 Equity Incentive Plan

10.3	Form of Restricted Stock Unit Award Agreement for Senior Executives Pursuant to the Miami International Holdings, Inc. 2022 Equity Incentive Plan

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File
104	Cover Page Interactive Data File (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 7, 2026

MIAMI INTERNATIONAL HOLDINGS, INC.

By:	/s/ Thomas P. Gallagher
Thomas P. Gallagher
Chairman and Chief Executive Officer

By:	/s/ Lance Emmons
Lance Emmons
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)