Form 10-Q
period 2026-09-30
MIAMI INTERNATIONAL HOLDINGS, INC.
filed 2026-11-02
CIK 1438472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Class	October 26, 2026
Common stock, par value $0.001 per share	100,056,866

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
We own MIAX®, MIAX Options®, MIAX Pearl®, MIAX Emerald®, MIAX Sapphire®, MIAX Futures® and TINI® as trademarks or service marks in the United States and certain other jurisdictions.
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
•revenues from our market data fees and access fees;
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

For a detailed discussion of these and other factors that might affect our performance, see Part II, Item 1A of this Quarterly Report and other filings with the SEC. We do not undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this filing.
The Company uses its Investor Relations website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(dollars in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$698,854	$433,648
Cash and securities segregated under federal and other regulations	26,797	27,618
Accounts receivable, net	95,949	98,107
Restricted cash	13,667	6,005
Clearing house performance bonds and guarantee funds	93,062	70,078
Receivables from broker-dealers, futures commission merchants, and clearing organizations	152,509	133,533
Current portion of derivative assets	8,554	6,017
Other current assets	40,298	39,232
Assets held for sale	—	40,976
Total current assets	1,129,690	855,214
Investments	28,850	19,180
Fixed assets, net	59,520	46,854
Internally developed software, net	36,667	36,333
Goodwill	62,000	62,211
Other intangible assets, net	168,947	170,774
Deferred tax asset, net	63,787	—
Derivative assets, net of current portion	—	5,114
Other assets, net	68,679	63,745
Total assets	$1,618,140	$1,259,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other liabilities	$73,438	$69,780
Accrued compensation payable	36,201	39,412
Current portion of long-term debt	1,517	1,508
Deferred transaction revenues	8,960	9,572
Clearing house performance bonds and guarantee funds	92,562	69,578
Payables to customers	152,070	144,641
Payables to clearing organizations	—	11
Liabilities held for sale	—	2,758
Total current liabilities	364,748	337,260
Deferred income taxes	10,877	22,386
Other non-current liabilities	22,229	18,762
Total liabilities	397,854	378,408
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Common stock - voting and nonvoting, par value $0.001 (600,000,000 authorized (400,000,000 voting, 200,000,000 nonvoting)); 100,758,991 issued and 99,945,378 outstanding common stock at September 30, 2026 and 85,890,086 issued and 85,536,287 outstanding common stock at December 31, 2025	100	86
Common stock in treasury, at cost, 813,613 shares at September 30, 2026 and 353,799 shares at December 31, 2025	(27,229)	(8,232)
Additional paid-in capital	1,614,769	1,522,143
Accumulated deficit	(365,435)	(632,339)
Accumulated other comprehensive loss, net	(1,919)	(641)
Total stockholders’ equity	1,220,286	881,017
Total liabilities and stockholders’ equity	$1,618,140	$1,259,425
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Transaction and clearing fees	$316,420	$292,814	$963,714	$868,257
Access fees	36,949	27,096	105,247	77,285
Market data fees	13,877	10,730	39,038	30,625
Other revenue	8,937	9,138	25,503	18,472
Total revenues	376,183	339,778	1,133,502	994,639
Cost of revenues:
Liquidity payments	206,313	217,286	636,472	606,983
Brokerage, clearing, and exchange fees	14,212	11,612	45,849	42,547
Section 31 fees	23,028	—	46,004	35,225
Other cost of revenues	1,621	1,397	4,462	3,855
Total cost of revenues	245,174	230,295	732,787	688,610
Revenues less cost of revenues	131,009	109,483	400,715	306,029
Operating expenses:
Compensation and benefits	40,286	68,753	125,642	146,734
Information technology and communication costs	9,601	9,290	29,286	25,689
Depreciation and amortization	9,453	8,229	26,319	21,337
Occupancy costs	2,938	3,568	9,158	9,018
Professional fees and outside services	15,386	10,807	38,241	30,159
Marketing and business development	1,249	759	5,409	2,077
Acquisition-related costs	—	—	—	2,901
Litigation settlement	—	—	30,000	—
General, administrative, and other	4,892	8,382	15,691	18,835
Total operating expenses	83,805	109,788	279,746	256,750
Operating income (loss)	47,204	(305)	120,969	49,279
Non-operating (expense) income:
Change in fair value of puttable common stock	—	(338)	—	(2,229)
Change in fair value of puttable warrants issued with debt	—	(255)	—	(1,172)
Interest income	5,941	2,658	15,581	5,371
Interest expense and amortization of debt issuance costs	(42)	(3,378)	(131)	(12,710)
Loss on sale of intangible asset	—	—	—	(2,054)
Unrealized gain (loss) on derivative and digital assets	9,797	7,979	6,919	(39,039)
Loss on debt extinguishment	—	(107,656)	—	(107,656)
Gain on sale of business	—	—	50,570	—
Other, net	1,181	(1,595)	(998)	10,765
Income (loss) before income tax provision	64,081	(102,890)	192,910	(99,445)
Income tax benefit (expense)	(11,609)	810	73,994	(528)
Net income (loss) attributable to Miami International Holdings, Inc.	$52,472	$(102,080)	$266,904	$(99,973)

Weighted-average shares of common stock outstanding
Basic	99,113,041	70,128,197	95,430,903	66,168,315
Diluted	110,799,280	70,128,197	110,249,406	66,168,315
Net income (loss) per share attributable to common stock
Basic	$0.53	$(1.46)	$2.80	$(1.51)
Diluted	$0.47	$(1.46)	$2.42	$(1.51)
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$52,472	$(102,080)	$266,904	$(99,973)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $36 and tax benefit of $207 for the three months ended September 30, 2026 and 2025, respectively and tax benefit of $131 and $75 for nine months ended September 30, 2026 and 2025, respectively	310	(1,754)	(1,278)	(631)
Comprehensive income (loss) attributable to Miami International Holdings, Inc., net of tax	$52,782	$(103,834)	$265,626	$(100,604)

See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025	—	$—	85,890,086	$86	(353,799)	$(8,232)	$1,522,143	$(632,339)	$(641)	$881,017
Issuance of common stock - warrant exercises	—	—	7,600,052	8	—	—	1,179	—	—	1,187
Employee & Director stock transactions	—	—	1,398,186	1	—	—	19,242	—	—	19,243
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(157,292)	(6,313)	—	—	—	(6,313)
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(168,689)	—	—	—	(6,972)	—	—	(6,972)
Settlement of interest payable in common stock	—	—	2,987	—	—	—	61	—	—	61
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	8,831	—	—	8,831
Net income	—	—	—	—	—	—	—	170,224	—	170,224
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,722)	(1,722)
Balance, March 31, 2026	—	$—	94,722,622	$95	(511,091)	$(14,545)	$1,544,484	$(462,115)	$(2,363)	$1,065,556
Issuance of common stock - warrant exercises	—	—	1,881,554	1	—	—	183	—	—	184
Employee & Director stock transactions	—	—	2,609,425	3	—	—	36,602	—	—	36,605
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(91,950)	(3,751)	—	—	—	(3,751)
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	7,365	—	—	7,365
Net income	—	—	—	—	—	—	—	44,208	—	44,208
Other comprehensive income	—	—	—	—	—	—	—	—	134	134
Balance, June 30, 2026	—	$—	99,213,601	$99	(603,041)	$(18,296)	$1,588,634	$(417,907)	$(2,229)	$1,150,301
Issuance of common stock - warrant exercises	—	—	119,032	—	—	—	175	—	—	175
Employee & Director stock transactions	—	—	1,394,388	1	—	—	18,204	—	—	18,205
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(210,572)	(8,933)	—	—	—	(8,933)
Settlement of interest payable in common stock	—	—	2,939	—	—	—	60	—	—	60
Share-based compensation, net of cancellations and forfeitures	—	—	29,031	—	—	—	7,696	—	—	7,696
Net income	—	—	—	—	—	—	—	52,472	—	52,472
Other comprehensive income	—	—	—	—	—	—	—	—	310	310
Balance, September 30, 2026	—	$—	100,758,991	$100	(813,613)	$(27,229)	$1,614,769	$(365,435)	$(1,919)	$1,220,286

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (continued)
(dollars in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock - Voting and Nonvoting		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss), net	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	781,859	$1	63,219,480	$63	(38,469)	$(775)	$930,638	$(562,310)	$—	$367,617
Issuance of common stock - warrant exercises	—	—	5,000	—	—	—	70	—	—	70
Employee & Director stock transactions	11,568	—	16,662	—	—	—	—	—	—	—
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(51,373)	—	—	—	(1,148)	—	—	(1,148)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(35,648)	(796)	—	—	—	(796)
Conversion of puttable common stock into non-puttable common stock	—	—	1,150,142	1	—	—	25,693	—	—	25,694
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	9,739	—	—	9,739
Net loss	—	—	—	—	—	—	—	(21,420)	—	(21,420)
Balance, March 31, 2025	793,427	$1	64,339,911	$64	(74,117)	$(1,571)	$964,992	$(583,730)	$—	$379,756
Common stock reacquired in exchange for pre-funded warrant	—	—	(6,218,504)	(6)	—	—	6	—	—	—
Issuance of common stock - warrant exercises	—	—	1,540,280	2	—	—	3,235	—	—	3,237
Employee & Director stock transactions	—	—	281,505	—	—	—	1,002	—	—	1,002
Share-based compensation, net of cancellations and forfeitures	—	—	395,891	—	—	—	9,621	—	—	9,621
Net income	—	—	—	—	—	—	—	23,527	—	23,527
Other comprehensive income	—	—	—	—	—	—	—	—	1,123	1,123
Balance, June 30, 2025	793,427	$1	60,339,083	$60	(74,117)	$(1,571)	$978,856	$(560,203)	$1,123	$418,266
Common stock reacquired in exchange for pre-funded warrant	—	—	(575,071)	(1)	—	—	1	—	—	—
Issuance of common stock - warrant exercises	—	—	485,689	1	—	—	—	—	—	1
Employee & Director stock transactions	153,532	—	366,430	—	—	—	3,885	—	—	3,885
Cancellation of repurchased common stock from employee stock incentive plans	—	—	(422,267)	—	—	—	(13,228)	—	—	(13,228)
Repurchases of common stock from employee stock incentive plans	—	—	—	—	(279,682)	(6,661)	—	—	—	(6,661)
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	17,250,000	17	—	—	359,327	—	—	359,344
Conversion of preferred shares into common shares upon IPO	(946,959)	(1)	946,959	1	—	—	—	—	—	—
Reclassification of puttable warrants issued with debt upon IPO	—	—	—	—	—	—	65,360	—	—	65,360
Conversion of puttable common stock into common stock upon IPO	—	—	2,801,862	3	—	—	64,440	—	—	64,443
Warrant modification	—	—	—	—	—	—	1,516	—	—	1,516

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (continued)
(dollars in thousands, except share amounts)

Conversion of puttable common stock into common stock	—	—	575,071	1	—	—	13,225	—	—	13,226
Share-based compensation, net of cancellations and forfeitures	—	—	—	—	—	—	29,591	—	—	29,591
Net loss	—	—	—	—	—	—	—	(102,080)	—	(102,080)
Other comprehensive loss	—	—	—	—	—	—	—	—	$(1,754)	(1,754)
Balance, September 30, 2025	—	$—	81,767,756	$82	(353,799)	$(8,232)	$1,502,973	$(662,283)	$(631)	$831,909
See accompanying notes to condensed consolidated financial statements.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$266,904	$(99,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount and issue cost	8	2,973
Settlement of interest payable in common stock	121	—
Depreciation and amortization	26,319	21,337
Share based compensation expense	23,502	48,007
Provision for accounts receivable credit losses	(188)	103
Provision for deferred income taxes	(75,168)	83
Provision for notes receivable credit losses	6,268	—
Impairment of long-lived assets	—	2,717
Change in fair value of puttable common stock	—	2,229
Change in fair value of puttable warrants issued with debt	—	1,172
Unrealized loss (gain) on equity securities owned	1,553	(10,320)
Realized loss on sale of intangible assets	—	2,054
Proceeds from sale of Pyth tokens	—	16,239
Unrealized loss (gain) on derivative and digital assets	(6,919)	39,039
Loss on debt extinguishment	—	107,656
Gain on sale of business	(50,570)	—
Warrant modifications	—	1,516
Other	—	(821)
Changes in operating assets and liabilities:
Accounts receivable	2,008	(6,327)
Clearing house performance bonds and guarantee funds	22,984	(1,540)
Participant margin deposits	—	(83)
Receivables from broker-dealers, futures commission merchants, and clearing organizations	(18,976)	23,862
Other current assets	56	354
Other assets	8,304	13,595
Accounts payable and other liabilities	1,622	(19,017)
Accrued compensation payable	(4,358)	(2,438)
Other liabilities	(4,733)	(1,593)
Deferred transaction revenue	553	806
Payables to customers	7,429	(18,784)
Payables to clearing organizations	(11)	(2,001)
Net cash provided by operating activities	206,708	120,845
Cash flows from investing activities:
Capital expenditures	(29,438)	(18,673)
Capitalization of internally developed software	(7,946)	(9,363)
Return of capital from non-marketable equity securities	500	—
Proceeds from sale of business, net of cash and cash equivalents sold	59,860	—
Purchase of certificates of deposits	(2,789)	—
Purchases of investments	(1,250)	—
Cash paid for acquisitions, net of cash acquired	—	(56,458)
Net cash provided by (used in) investing activities	18,937	(84,494)

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs ...	—	368,977
Payment of IPO costs	—	(2,346)
Proceeds from debt issuance, net of debt discount	—	36,881
Payment of other debt issuance costs	—	(1,975)
Repayments of debt	—	(140,000)
Prepayment premium and other expenses paid related to debt repayment	—	(36,107)
Repayment of capital lease obligations	(108)	(103)
Repurchases of common stock from employee stock incentive plans	(25,969)	(21,833)
Proceeds from issuance of common stock and convertible preferred stock	75,599	8,192
Net cash provided by financing activities	49,522	211,686
Effect of exchange rate changes on cash and cash equivalents	(371)	(84)
Increase in cash, cash equivalents, segregated cash, and restricted cash	274,796	247,953
Cash, cash equivalents, segregated cash and restricted cash at beginning of period	557,584	276,398
Cash, cash equivalents, segregated cash, and restricted cash at end of period	$832,380	$524,351

Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$698,854	$401,482
Cash segregated under federal and other regulations	26,797	29,509
Restricted cash	13,667	6,005
Restricted cash (clearing house performance bonds and guarantee funds)	93,062	86,204
Restricted cash (participant margin deposits)	—	1,151
Total	$832,380	$524,351

Supplemental disclosure of cash transactions:
Cash paid for income taxes	$1,054	$1,271
Income tax refunds	$93	$425
Cash paid for interest	$29	$8,950

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,013	$5,608
Assets acquired under capital leases	418	144
Non-cash amounts related to capitalized internally developed software	390	944
Total non-cash investing activities	$10,821	$6,696

Supplemental disclosure of non-cash financing activities:
Deferred offering costs not yet paid	—	1,387
Deferred IPO cost recognized as additional paid-in capital	—	5,901
Conversion of puttable common stock into common stock	—	103,361
Conversion of puttable warrants into non-puttable warrants	—	65,360
Non-cash warrant modification	—	1,516
Total non-cash financing activities	$—	$177,525
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and transactions of the Company and its majority owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2025.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements – Adopted by the Company
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 350-60”), which addresses the accounting and disclosure requirements for certain crypto assets. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within that year, which require the Company to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 350-60 also require the Company to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The adoption of the standard beginning fiscal year 2025 did not have any material impact on the Company’s condensed consolidated financial statements.
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
Prior to the TISE Acquisition, the Company, through one of its wholly-owned subsidiaries, owned 29.46% of the issued ordinary share capital in TISE. The Company remeasured such pre-existing equity interest at fair value of $25.5 million based on the purchase price. The total cash consideration paid for the remaining issued and to be issued ordinary share capital of TISE was £51.5 million ($69.7 million).
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
In connection with the sale of MIAXdx, the Company received cash consideration of $59.9 million, net of cash and cash equivalents sold, and recognized a gain of $50.6 million in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
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
The following table summarizes revenue disaggregated by the Company’s Options, Equities, Futures and International segments and the Corporate and Other unit (in thousands):

	Three Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$274,261	$22,788	$19,300	$71	$—	$316,420
Access fees	32,689	3,824	455	38	(57)	36,949
Market data fees	10,211	2,082	1,512	80	(8)	13,877
Other revenue	125	—	2,505	5,950	357	8,937
	$317,286	$28,694	$23,772	$6,139	$292	$376,183

Timing of revenue recognition
Services transferred at a point in time	$276,704	$22,789	$19,355	$2,204	$—	$321,052
Services transferred over time	40,582	5,905	4,417	3,935	292	55,131
	$317,286	$28,694	$23,772	$6,139	$292	$376,183

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$245,406	$31,899	$15,424	$85	$—	$292,814
Access fees	23,076	3,761	275	41	(57)	27,096
Market data fees	7,011	2,368	1,279	80	(8)	10,730
Other revenue	1,047	—	2,386	5,327	378	9,138
	$276,540	$38,028	$19,364	$5,533	$313	$339,778

Timing of revenue recognition
Services transferred at a point in time	$246,661	$31,899	$15,632	$1,924	$—	$296,116
Services transferred over time	29,879	6,129	3,732	3,609	313	43,662
	$276,540	$38,028	$19,364	$5,533	$313	$339,778

	Nine Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$817,720	$85,633	$60,164	$197	$—	$963,714
Access fees	92,563	11,488	1,251	116	(171)	105,247
Market data fees	28,689	6,064	4,068	240	(23)	39,038
Other revenue	260	53	7,189	16,974	1,027	25,503
	$939,232	$103,238	$72,672	$17,527	$833	$1,133,502

Timing of revenue recognition
Services transferred at a point in time	$825,068	$85,686	$60,352	$6,056	$—	$977,162
Services transferred over time	114,164	17,552	12,320	11,471	833	156,340
	$939,232	$103,238	$72,672	$17,527	$833	$1,133,502

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate & Other	Consolidated
Revenue
Transaction and clearing fees	$712,330	$100,545	$55,184	$198	$—	$868,257
Access fees	65,668	10,915	751	122	(171)	77,285
Market data fees	20,087	7,006	3,315	240	(23)	30,625
Other revenue	1,308	—	8,028	8,090	1,046	18,472
	$799,393	$118,466	$67,278	$8,650	$852	$994,639

Timing of revenue recognition
Services transferred at a point in time	$714,048	$100,545	$55,881	$2,688	$—	$873,162
Services transferred over time	85,345	17,921	11,397	5,962	852	121,477
	$799,393	$118,466	$67,278	$8,650	$852	$994,639
Deferred transaction revenue consists of prepaid transaction and non-transaction fees which are recognized as revenue when earned. During the nine months ended September 30, 2026, the Company received prepaid fees of $18.6 million and recognized deferred transaction revenue of $19.7 million. During the nine months ended September 30, 2025, the Company received prepaid fees of $7.7 million and recorded $6.4 million as part of the TISE Acquisition and recognized deferred transaction revenue of $6.9 million.
Concentration of revenue: For the three months ended September 30, 2026, the Company derived $166.9 million of the $376.2 million in total revenue from three customers, with such customers accounting for 17%, 14% and 13% of the Company’s total revenue. For the nine months ended September 30, 2026, the Company derived $500.2 million of the

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
$1,133.5 million in total revenue from three customers, with such customers accounting for 16%, 16% and 12% of the Company’s total revenue.
For the three months ended September 30, 2025, the Company derived $153.0 million of the $339.8 million in total revenue from three customers, with such customers accounting for 18%, 16% and 11% of the Company’s total revenue. For the nine months ended September 30, 2025, the Company derived $446.2 million of the $994.6 million in total revenue from three customers, with such customers accounting for 19%, 15% and 11% of the Company’s total revenue.
Revenues from transactions with the top three customers for the three and nine months ended September 30, 2026 and 2025 are reported primarily within the Options segment. No customer is contractually or otherwise obligated to continue to use the Company’s services. The loss of, or a significant reduction of, participation by these customers may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
5.RECEIVABLE FROM BROKER-DEALERS, FUTURES COMMISSION MERCHANTS AND CLEARING ORGANIZATIONS
Receivable from and payable to broker-dealers, futures commission merchants and clearing organizations are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Receivable from broker-dealers and futures commission merchants	$6,048	$5,274
Receivable from clearing organizations
Cash and cash equivalent margin	138,955	121,384
Cash guarantee deposits	7,506	6,875
Total receivable from broker-dealers, futures commission merchants and clearing organizations	$152,509	$133,533

Liabilities
Payable to clearing organizations	$—	$11
Total payable to clearing organizations	$—	$11
6.INVESTMENTS
From time to time the Company makes investments in entities of strategic relevance. These investments primarily consist of illiquid and non-controlling positions in entities with no readily determinable fair value, which are carried at cost less any impairment and are adjusted for observable price changes from orderly transactions for identical or similar securities. As of September 30, 2026 and December 31, 2025, the carrying amount of investments made by the Company was $28.9 million and $19.2 million, respectively.
On November 25, 2025, M 7 Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a definitive agreement to sell 90% of the issued and outstanding equity of MIAXdx to a joint venture established by Robinhood in partnership with SIG. The Company retained 10% of the issued and outstanding equity of MIAXdx, now known as Rothera, for a carrying value of $10.0 million. The MIAXdx Transaction closed on January 20, 2026. At any time during the three-year period following the closing date, the Company has the right to sell to the buyer all, but not less than all, of its retained equity interest at a predetermined valuation. During the same three-year period, the buyer has the right to acquire 50% of the Company’s retained equity interest at a separately predetermined valuation. See Note 3 - Business Combinations and Dispositions.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
7.FIXED ASSETS AND INTERNALLY DEVELOPED SOFTWARE, NET
Fixed assets and internally developed software, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Fixed assets, net:
Land	$2,209	$2,209
Building and improvements	9,373	9,373
Furniture and equipment	153,377	126,086
Leasehold improvements	31,862	31,368
Purchased software	7,584	7,492
Less: Accumulated depreciation and amortization	(144,885)	(129,674)
Total fixed assets, net	$59,520	$46,854

Internally developed software, net:
Capitalized internal-use software	$121,179	$112,843
Less: Accumulated depreciation and amortization	(84,512)	(76,510)
Total internally developed software, net	$36,667	$36,333
Depreciation and amortization expense for fixed assets and internally developed software for the three and nine months ended September 30, 2026 was $9.1 million and $25.2 million, respectively, and for the three and nine months ended September 30, 2025 was $7.9 million and $20.6 million, respectively.
During the second quarter of 2025, the Company recognized an impairment charge of $0.7 million to building and improvements. During the third quarter of 2025, the Company recognized an additional impairment charge of $2.0 million to building and improvements, which was included in general, administrative, and other within operating expenses in the condensed consolidated statement of operations and reported under the Corporate and Other unit (see Note 18 - Segment Reporting). There was no impairment to fixed assets during the three and nine months ended September 30, 2026.
8.OTHER ASSETS, NET
The following table presents the components of other assets (in thousands):

	September 30, 2026	December 31, 2025
Notes receivable, net of $32.3 million allowance for credit losses as of September 30, 2026 and $26.1 million as of December 31, 2025	$29,945	$39,609
Right of use asset	20,292	15,143
Digital assets (see Note 11)	9,816	—
Exchange memberships and stock, at cost	3,829	3,829
Prepaid membership fees	4,000	4,000
Other	797	1,164
Total other assets, net	$68,679	$63,745
The notes receivable relates to the Consolidated Audit Trail (“CAT”), which involves the creation of an audit trail to enhance regulators’ ability to monitor trading activities in the U.S. markets through a phased implementation. The funding for the development and operation of the CAT was provided by the Self-Regulatory Organizations (“SROs”), which include the MIAX Exchanges, in exchange for promissory notes, a portion of which are expected to be repaid by Consolidated Audit Trail, LLC (“CAT LLC”).
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
Between August 2024 and June 2025, the SRO participants submitted filings with the SEC to recoup certain historical and prospective CAT costs. In July 2025, the 11th Circuit vacated the 2023 Funding Order, stayed the decision for sixty days after issuance of the mandate, and remanded the matter to the SEC for further proceedings consistent with their opinion.
On September 5, 2025, CAT LLC filed with the SEC a proposed amendment to implement a revised funding model. On March 16, 2026, the SEC approved the proposed revised funding model and limited the revised funding model’s operation to two years while the SEC conducts a comprehensive review of the CAT. The SEC’s approval order also requires that historical costs must be recouped over a period of two to five years. That means historical costs cannot be fully recouped if the collection period is shortened beyond the approval order’s two-year limitation. The SRO participants submitted rule filings to the SEC on behalf of CAT LLC to begin collecting fees from industry members beginning with transactions occurring as of May 1, 2026 to recoup historical costs and to cover prospective costs.
On March 25, 2026, petitioners American Securities Association and Citadel Securities, LLC filed a new petition for review in the 11th Circuit of the SEC’s approval of the CAT’s revised funding model, which included a motion to stay collection of CAT fees under the revised funding model. On July 14, 2026, the 11th Circuit denied petitioners’ motion to stay, enabling the SROs, including the MIAX Exchanges, to continue charging both historical and prospective CAT fees while the litigation is pending. If the new petition is successful, the MIAX Exchanges could be required to stop charging both historical and prospective CAT fees. As a result, the SROs, including the MIAX Exchanges, may continue to incur significant costs and not be reimbursed for prospective and historical CAT costs.
On September 30, 2025, the SEC issued an order allowing the SRO participants to reduce CAT operating costs while retaining the CAT’s core regulatory functionality. On March 27, 2026, the SEC approved a proposed amendment to CAT to implement certain cost savings measures.
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
On April 16, 2026, the SEC issued a concept release soliciting public comment in support of a comprehensive review of CAT. On August 10, 2026, the SEC Chairman sent a letter to the Chair of the CAT NMS Plan Operating Committee stating that he had instructed SEC staff to: (1) explore ways to fund the CAT, including through the use of appropriated funds and Section 31 transaction fees; (2) draft for Commission consideration a rulemaking that, if adopted, would rescind Rule 613 and require the exchanges, FINRA and broker-dealers to report CAT data to the Commission or its designee while utilizing current CAT infrastructure and reporting specifications; and (3) assess SEC resources for purposes of assuming responsibility of the CAT and identify needs related to SEC governance of the CAT.
The CAT NMS Plan, was amended in May 2020 to incorporate four Financial Accountability Milestones (“FAM”) and included financial penalties for missed deadline, preventing the SRO participants from establishing fees to recover

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
historical costs. The first three FAMs were completed on time. FAM 4, among other deliverables, required the development of Customer and Account Information System (“CAIS”) and established a target deadline of December 30, 2022, however CAIS was not completed until July 15, 2024. On August 11, 2026, the SRO participants filed a request for exemptive relief with the SEC, that would limit the penalty to the CAIS system, which represented approximately 20% of the total FAM 4 costs and permit recovery of the remaining FAM 4 cost. As a result during the three months ended September 30, 2026, the Company recorded a provision for notes receivable of $6.3 million, and is included in professional fee and outside services in the condensed consolidated statement of operations.
The following table presents the change in the notes receivable, net of allowance for the notes receivable for the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025, net of allowance for credit losses	$39,609
Notes issued, net of allowance for credit losses	—
Repayments	(3,396)
Provision for uncollectible amount	(6,268)
Balance at September 30, 2026, net of allowance for credit losses	$29,945
The allowance for notes receivable associated with CAT is calculated primarily based on the structure of the notes and potential outcomes under the CAT funding model.
The following represents the change in allowance for notes receivable for the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$(26,068)
Provision for uncollectible amount	(6,268)
Write-offs charged against the allowance	—
Recoveries collected	—
Balance at September 30, 2026	$(32,336)
9.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table presents the components of accounts payable and other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$8,959	$8,326
Liquidity payments payable	28,217	32,491
Accrued expenses	6,469	8,970
Current portion of capital lease obligation	155	173
Current portion of operating lease liability	7,717	6,518
Marketing fees payable	12,088	11,692
Section 31 fees payable	7,844	—
Accrued interest payable	170	168
Accrued taxes payable	1,256	1,204
Other	563	238
Accounts payable and other liabilities	$73,438	$69,780

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
10.DEBT OBLIGATIONS
The carrying value of the Company’s outstanding debt consisted of the following (in thousands, except for interest rate):

	Interest Rate	September 30, 2026	December 31, 2025
Notes payable	8.0%	$1,519	$1,519
Total		1,519	1,519
Unamortized debt discount and issue cost		(2)	(11)
Total debt, including current obligations		1,517	1,508
Current portion of long-term debt		(1,517)	(1,508)
Total long-term debt		$—	$—
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
The Company recognized $3.1 million and $11.9 million of interest expense related to the 2029 Senior Secured Term Loan during the three and nine months ended September 30, 2025, respectively, including $0.7 million and $2.8 million related to the accretion of the debt discounts and deferred financing costs, respectively.
Convertible loans
During the year ended December 31, 2020, the Company issued a 9.5% convertible loan for $5.0 million to an existing stockholder due five years from the date of issuance. Interest was payable quarterly and the loan was convertible into the Company’s common stock at the option of the holder at a price of $16.00 per share. In December 2025, the lender converted the entire $5.0 million of outstanding principal into 312,500 shares of common stock at a conversion price of $16.00 per share. The total accrued and unpaid interest was $0.1 million as of the date of conversion, which was converted into 5,287 shares of the Company's common stock. The Company recognized interest expense amounting to $0.2 million and $0.6 million related to the convertible loans for the three and nine months ended September 30, 2025, respectively.
Notes Payable
In December 2023, the Company issued a $1.5 million promissory note at an interest rate of 8% to an existing stockholder due three years from the date of issuance. Interest is payable on a semi-annual basis in cash or shares of the

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Company’s common stock at the price of $20.50 per share at the option of the holder. The Company issued 7,408 warrants to purchase common stock at an exercise price of $20.50 per share to the lender. The fair value of the warrants issued was immaterial, which was recorded as debt discount and is being amortized over the term of the loan. Interest expense and the amortization of debt discount was immaterial both the three and nine months ended September 30, 2026 and 2025.
The future expected loan repayment related to the senior secured term loan, notes payable and convertible loans as of September 30, 2026 are as follows (in thousands):

Remainder of 2026	$1,519
2027 and thereafter	—
1,519
Less: Unamortized debt discount and debt issuance costs	(2)
Total	$1,517
Interest expense recognized on the senior secured term loans, convertible loans and notes payable, included in interest expense and amortization of debt issuance cost in the condensed consolidated statements of operations, for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Component of interest expense:
Contractual interest	$30	$2,589	$91	$9,689
Amortization of debt discount and issuance cost	3	772	8	2,973
Interest expense	$33	$3,361	$99	$12,662
Lines of Credit
As of September 30, 2026, MIAX Futures maintained a secured line of credit with a bank for $40 million which will expire on July 27, 2027. The secured line of credit carries an interest at the bank’s prime rate of 5.14% as of September 30, 2026 and 6.75% as of December 31, 2025, and an annual commitment fee of 0.25% through July 2027. At September 30, 2026 and December 31, 2025, there were no amounts outstanding on the secured line of credit. As of December 31, 2025, MIAX Futures maintained two unsecured revolving lines of credit with a bank, one for $6.0 million and another for $4.0 million. These unsecured revolving lines of credit were terminated in the second quarter of 2026.
No interest expense was incurred related to the above lines of credit for the nine months ended September 30, 2026 and 2025. MIAX Futures is required to maintain certain financial minimums and restrictions. MIAX Futures complied with all such covenants as of September 30, 2026.
As of September 30, 2026, Dorman Trading maintained an unsecured revolving line of credit for $10.0 million at an interest rate equal to the bank’s prime rate. If the loans are not repaid when due, the interest rate would be determined by adding 3.0% to the prime rate. There was no amount outstanding as of September 30, 2026 and December 31, 2025 and Dorman Trading did not incur any interest expense during the nine months ended September 30, 2026 and 2025.
11.GOODWILL, INTANGIBLE ASSETS, DERIVATIVES AND DIGITAL ASSETS
The following table presents the details of goodwill by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$43,736	$—	$18,475	$62,211
Foreign currency translation	—	—	—	(211)	(211)
Balance as of September 30, 2026	$—	$43,736	$—	$18,264	$62,000

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the details of the carrying value of intangible assets by segment (in thousands):

	Options	Futures	Equities	International	Total
Balance as of December 31, 2025	$—	$88,812	$—	$81,962	$170,774
Amortization	—	(304)	—	(648)	(952)
Foreign currency translation	—	—	—	(875)	(875)
Balance as of September 30, 2026	$—	$88,508	$—	$80,439	$168,947
The following table presents the gross carrying value and accumulated amortization for intangible assets (in thousands):

	September 30, 2026
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(1,190)	$146,810
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	12.8	20,250	(3,885)	(228)	16,137
Other	—	200	(200)	—	—
Total		$174,450	$(4,085)	$(1,418)	$168,947

	December 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Exchange licenses	Indefinite	$148,000	$—	$(452)	$147,548
FCM license	Indefinite	6,000	—	—	6,000
Customer relationships	13.6	20,250	(2,930)	(94)	17,226
Other	—	200	(200)	—	—
Total		$174,450	$(3,130)	$(546)	$170,774
The Company recorded amortization expense of $0.4 million for both three months ended September 30, 2026 and 2025, and $1.0 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. The estimated future amortization expense of the intangible assets is as follows (in thousands):

Remainder of 2026	$184
2027	1,273
2028	1,273
2029	1,273
2030	1,273
Thereafter	10,861
Total	$16,137
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
On May 20, 2026, an additional 125 million Pyth tokens were unlocked and distributed to BSX in accordance with the unlocking schedule. Upon distribution, the related derivative assets were derecognized and the tokens were recognized as digital assets accounted for as intangible assets measured at fair value in accordance with ASC 350-60, Intangibles –Goodwill and Other – Accounting for and Disclosure of Crypto Assets. Subsequent changes in fair value are recorded in non-operating (expense) income in the condensed consolidated statements of operations. As of September 30, 2026, the digital assets related to unlocked Pyth tokens had a fair value of $9.8 million and were included in other assets, net in the condensed consolidated balance sheet. The change in fair value of the digital assets resulted in an unrealized gain of $5.1 million and an unrealized gain of $4.5 million during the three and nine months ended September 30, 2026, respectively, which was included in unrealized gain (loss) on derivative and digital assets within non-operating (expense) income on the condensed consolidated statements of operations.
The remaining 125 million locked Pyth tokens as of September 30, 2026 are expected to be distributed by the Pyth Network upon unlocking on May 20, 2027. In addition, the Company received 1.1 million locked reward Pyth tokens that are scheduled to unlock at various dates during the remainder of 2026 through 2028.
As of September 30, 2026 and December 31, 2025, the aggregate fair value of derivative assets related to the remaining locked Pyth tokens was $8.6 million and $11.1 million, respectively. Derivative assets are classified as current or noncurrent in the condensed consolidated balance sheets based on the expected timing of the unlocking of the related Pyth tokens. Changes in the fair value of the derivative assets resulted in an unrealized gain of $4.7 million and an unrealized gain of $8.0 million during the three months ended September 30, 2026 and 2025, respectively, and an unrealized gain of $2.4 million and an unrealized loss of $39.0 million during the nine months ended September 30, 2026 and 2025, respectively. These changes in fair value are included in unrealized gain (loss) on derivative and digital assets within non-operating (expense) income on the condensed consolidated statements of operations.
12.EMPLOYEE BENEFIT PLAN
The Company maintains a voluntary defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company matches 50% of the first 6% of employee contributions. The expense relating to the matching contribution was $0.4 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company had performance bonds and guarantee funds totaling $406.7 million and $305.7 million respectively, as summarized below (in thousands):

	September 30, 2026
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$34,801	$305,205	$340,006
Security deposits	52,510	8,410	60,920
Other (2)	5,751	$—	$5,751
Total performance bonds and guarantee funds	$93,062	$313,615	$406,677

	December 31, 2025
	Cash	U.S. Treasury Bills (1)	Total
Margin deposits	$22,073	$226,684	$248,757
Security deposits	48,005	8,984	56,989
Total performance bonds and guarantee funds	$70,078	$235,668	$305,746
__________________
1.The U.S. Treasury Bills are not reflected in the condensed consolidated balance sheets, as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge.
2.Other includes shipping certificate collateral.
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
Cash deposited as performance bonds and guarantee funds is included on the condensed consolidated balance sheets because the cash is deposited in MIAX Futures controlled bank accounts. MIAX Futures at its discretion, may distribute interest earned on the cash balances that are posted for margin and security deposits. MIAX Futures distributed interest amounting to $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, which is reflected within other cost of revenues in the condensed consolidated statements of operations. U.S. Treasury Bills deposited by the clearing members are not reflected on the condensed consolidated balance sheets as MIAX Futures does not take economic ownership of these securities or have the right to sell or re-pledge, and MIAX Futures does not earn interest on them. These U.S. Treasury Bills are held at a nominee account in MIAX Futures’ name for the benefit of the clearing members and are immediately accessible by MIAX Futures in the event of a default.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
14.FAIR VALUE MEASUREMENT
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$15,389	$15,389	$—	$—
Derivative assets (current portion)	8,554	—	8,554	—
Digital assets(2)	9,816	9,816	—	—
Total assets	$33,759	$25,205	$8,554	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities owned(1)	$16,942	$16,942	$—	$—
Derivative assets (current and non-current portion)	11,131	—	11,131	—
Total assets	$28,073	$16,942	$11,131	$—
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
As disclosed in Note 11, BSX received 500 million Pyth tokens, of which 125 million and 250 million remained locked as of September 30, 2026 and December 31, 2025, respectively. Locked Pyth tokens are accounted for as embedded derivatives recognized at fair value. In estimating the fair value of the right to receive Pyth tokens which are classified under Level 2, the Company applied a discount for lack of marketability using option pricing models utilizing observable inputs which include comparable tokens and their volatility.
Certain financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable are not measured at fair value on a recurring basis, but the carrying values approximate fair value due to their liquid or short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company invests in securities without readily determinable fair values in which the carrying value was $28.9 million and $19.2 million as of September 30, 2026 and December 31, 2025, respectively. There were no impairments or adjustments to the carrying value of the investments without readily determinable fair values during the three and nine months ended September 30, 2026 and 2025.
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
As of October 1, 2025, the Company performed a qualitative impairment assessment of its goodwill and indefinite-lived intangible assets. In performing the assessment, the Company considered relevant events and circumstances, including macroeconomic conditions, industry and market trends, overall financial performance, changes in key

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
assumptions, and other entity-specific factors. Based on this qualitative assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset was less than its carrying amount. Accordingly, no quantitative impairment testing was performed and no impairment charges were recorded in 2025. In addition, no impairment charges were recognized during the three and nine months ended September 30, 2026.
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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$1,517	$1,494	$1,508	$1,426
	$1,517	$1,494	$1,508	$1,426

15.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company from time to time enters into long term agreements with vendors to provide certain services. As of September 30, 2026, the outstanding commitment was $14.1 million, of which $0.9 million is payable in 2026, $3.3 million in 2027, $3.1 million in 2028, $1.9 million in 2029, $1.6 million in 2030 and $3.3 million in 2031 and beyond.
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
MIAX Futures is a Designated Contract Market (“DCM”) and a Derivatives Clearing Organization (“DCO”) that operate under the regulatory oversight of the Commodity Futures Trading Commission (“CFTC”). As such, MIAX Futures is required to maintain financial resources to cover its projected operating costs for a period of at least one year. The financial resources must include unencumbered, liquid financial assets which may include a committed line of credit or similar facility equal to at least six months of its projected operating costs. At September 30, 2026, MIAX Futures was in compliance with all DCM and DCO financial requirements.
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
Dorman Trading Minimum Capital Requirements
The Company’s subsidiary, Dorman Trading, as a futures commission merchant, is subject to CFTC minimum capital requirements of the CFTC Regulation 1.17 (“Regulation 1.17”). Dorman Trading is required to maintain “net capital” equivalent to the greater of $1,000,000 or the sum of 8% of the customer risk maintenance margin requirement plus 8% of the non-customer risk maintenance margin requirement, as these terms are defined. In addition, Dorman Trading is subject to the minimum capital requirements of the exchanges on which Dorman Trading does business.
At September 30, 2026 and December 31, 2025, Dorman Trading had adjusted net capital of $67.2 million and $27.7 million, respectively. Under Regulation 1.17, the net capital requirement at September 30, 2026 and December 31, 2025 was $5.1 million and $4.5 million, respectively. Additionally, as of September 30, 2026 and December 31, 2025, Dorman Trading was in compliance with the minimum capital requirements of the exchanges in which Dorman Trading operates. The net capital rule may effectively restrict member withdrawals and the repayment of subordinated loans.
In connection with Dorman Trading’s clearing membership with The Options Clearing Corporation (“OCC”), which commenced in September 2026, Dorman Trading drew $40 million under a subordinated loan agreement with MIH. Dorman Trading may include the loan toward its regulatory capital subject to certain requirements, including limits on when or whether Dorman Trading may repay MIH.
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
On August 31, 2021, the Company filed an Answer and Counterclaims in the Court (the “Company’s Answer”). The claims and counterclaims are referred hereto as the “Litigation”). Discovery on the Company’s counterclaims was scheduled to end on July 13, 2026. The parties were engaged in discovery and depositions throughout May and June 2026, and also participated in settlement discussions in early to mid-June 2026. On June 15, 2026, the parties informed the Court that they had reached an agreement in principle with regard to settlement and asked the Court to stay counterclaim discovery for 45 days to allow the parties to finalize a settlement agreement, which request the Court granted on the same day. Subsequently, the parties resolved all claims and counterclaims against each other that have been or could have been

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
asserted in the Litigation. On July 20, 2026, the Court entered an Order of Dismissal With Prejudice that dismissed all claims for relief and counterclaims asserted in the Litigation. As of June 30, 2026, the Company determined that a loss related to the Litigation was probable and was reasonably estimable. Accordingly, the Company recorded an accrued liability of $30.0 million within accounts payable and other liabilities in the condensed consolidated balance sheet as of June 30, 2026, with a corresponding charge to litigation settlement expense in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The Company paid the $30.0 million settlement on July 20, 2026.
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
16.EQUITY
Common Stock
At September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 400,000,000 shares of voting common stock, $0.001 par value per share and 200,000,000 shares of nonvoting common stock, $0.001 par value per share. As of September 30, 2026, 100,758,991 and 99,945,378 shares of common stock were issued and outstanding, respectively. As of December 31, 2025, 85,890,086 and 85,536,287 shares of common stock were issued and outstanding, respectively. There were no issued or outstanding shares of nonvoting common stock as of September 30, 2026 and December 31, 2025.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
In August 2025, the Company completed its IPO, in which the Company issued and sold 17,250,000 shares of its voting common stock, including 2,250,000 shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $23.00 per share. The IPO resulted in net proceeds to the Company of $369.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $9.6 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. Immediately prior to the completion of the Company’s IPO, all of the then issued and outstanding shares of the Company’s nonvoting common stock and Series B convertible preferred stock were converted into an aggregate of 3,706,117 and 946,959 shares, respectively, of the Company’s voting common stock on a one-for-one basis.
As of September 30, 2026 and December 31, 2025, 20,862,889 and 36,256,212 shares of common stock, respectively, were reserved for issuance in connection with warrants, convertible accrued interest and share-based incentive plans.
Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock $0.001 par value per share in one or more series, as may be designated by the board of directors. There were no issued or outstanding shares of preferred stock as of September 30, 2026 and December 31, 2025.
During the nine months ended September 30, 2025, prior to the IPO, the Company received proceeds of $0.8 million through the exercise of 66,666 options to purchase shares of Series B convertible preferred stock and issued 98,434 shares of Series B convertible preferred stock pursuant to cashless exercises of 207,500 options to purchase shares of Series B convertible preferred stock.
In 2010, all outstanding Series A preferred shares were converted into common stock. As part of this conversion, the holders converting Series A preferred shares received contingent promissory notes totaling $15.0 million, which remain outstanding as of September 30, 2026. These contingent promissory notes are only payable, without interest, upon a deemed liquidation event which includes a merger or sale of the Company, therefore expense will only be recognized at such time.
Treasury Stock
The Company has generally withheld shares of its common stock to cover employees’ portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the fair value of the common stock on the date of issuance or vesting and reflected as a reduction to the Company’s stockholders’ equity and included in common stock in treasury, at cost in the condensed consolidated balance sheets. The weighted average cost per share held in treasury was $33.47 and $23.27 as of September 30, 2026 and December 31, 2025, respectively.
Warrants
Prior to the IPO, the Company issued warrants to purchase shares of common stock primarily in connection with equity rights programs (“ERP”, see Equity Rights Program below), stock issuances, certain debt issuances, and consulting agreements. There were outstanding warrants to acquire 3,245,910 and 14,215,311 shares of common stock at September 30, 2026 and December 31, 2025, respectively.
The warrants vest over time or upon the achievement of performance criteria with respect to certain warrants issued in connection with certain service providers and generally expire at various times through 2030. There were 1,325,000 unvested warrants as of September 30, 2026 and December 31, 2025. The fair value of each warrant grant was derived using the Black-Scholes option pricing model. The Company recorded $0.02 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, of share-based compensation expense related to warrants issued in connection with consulting agreements.
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
On August 21, 2024, in connection with the 2029 Senior Secured Term Loan, the Company issued to the lenders 3,795,564 warrants to purchase shares of the Company’s common stock. As disclosed in Note 10 - Debt Obligations, prior to the IPO, these warrants had been accounted for as a liability given the put right associated with the financial instruments. Upon completion of the IPO, in accordance with the terms of the 2029 Senior Secured Term Loan, such put right was terminated. As a result, the Company remeasured the puttable warrants at fair value for $65.4 million and reclassified into additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2025.
During the nine months ended September 30, 2026, the Company received proceeds of $1.4 million through the exercise of 97,886 of previously issued warrants to purchase common stock and issued 2,709,507 shares of voting common stock pursuant to cashless exercise of 4,067,940 warrants (excluding the warrants exercised by the holder of the pre-funded warrants).
During the nine months ended September 30, 2025, the Company raised proceeds of $3.3 million through the exercise of 845,621 previously issued warrants to purchase common stock and issued 1,185,348 shares of voting common stock pursuant to cashless exercise of 1,787,334 warrants.
The following table summarizes information about warrant activities for the nine months ended September 30, 2026 and 2025:

	Common Stock Warrants
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	14,215,311	$8.03
Exercised	(10,959,401)	$5.65
Expired	(10,000)	$15.22
Outstanding at September 30, 2026	3,245,910	$16.04

Outstanding at December 31, 2024	14,615,703	$11.91
Granted	6,793,575	$0.002
Exercised	(2,632,955)	$9.14
Forfeited	(100,000)	$14.00
Expired	(94,644)	$15.39
Outstanding at September 30, 2025	18,581,679	$7.92
Additional information regarding warrants outstanding as of September 30, 2026 and December 31, 2025 is as follows:

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Issued with debt	$20.50	Dec 2026	7,408
Issued to employees, directors and service providers	$17.31	Jan 2027 - Mar 2030	1,700,000
Issued with common stock	$15.03	Dec 2026 - Dec 2027	1,472,103
Issued to strategic investors under ERPs	$5.50	Aug 2027	66,399
Outstanding at September 30, 2026			3,245,910

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Common Stock Warrants
	Weighted Average Exercise Price	Expiration Date	Number of Warrants Outstanding
Pre-funded warrant	$0.002	Perpetual	6,793,575
Issued with debt	$15.23	Jul 2026 - Aug 2032	312,893
Issued to employees, directors and service providers	$18.16	Jan 2026 - Mar 2030	2,620,000
Issued with common stock	$15.34	Apr 2026 - Dec 2027	1,613,781
Purchase of warrants	$14.50	Oct 2026	2,362,279
Issued to strategic investors under ERPs	$5.50	Aug 2027	512,783
Outstanding at December 31, 2025			14,215,311
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
The put right terminated upon the completion of the Company’s IPO in August 2025. Accordingly, the fair value of the 2,801,862 outstanding shares of puttable common stock was remeasured to $64.4 million based on the offering price of $23.00 per share and reclassified into common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2025.
The puttable common stock had been carried at fair value and remeasured at each reporting period until settlement or when the redemption feature was eliminated. The change in fair value was recorded as non-operating income (expense) within the condensed consolidated statements of operations.
In February 2025, an ERP II participant sold 1,150,142 shares of puttable common stock to another ERP participant. In connection with the sale, the put right associated with the shares was terminated. At termination date, the Company remeasured the fair value of the put liability for $25.7 million and recorded the fair value in common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2025. In August 2025, prior to the Company’s IPO, the ERP II participant sold additional 575,071 shares of puttable common stock to the same entity with fair value of $13.2 million that was reclassified into common stock at par value and additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2025. Immediately following such sale, the ERP participant exchanged those shares with the Company for a pre-funded warrant to purchase up to 575,071 shares of the Company’s voting common stock.
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

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
On September 11, 2020, the Company entered into ERP V where the vesting period ended on June 30, 2024. ERP V warrants expire on the earlier to occur of (i) August 15, 2027 (the two-year anniversary of the Company’s IPO) or (ii) a merger or sale of the Company. During the nine months ended September 30, 2026, 446,384 warrants were exercised, including the issuance of 381,089 shares of voting common stock pursuant to cashless exercise of 433,809 ERP V warrants. As of September 30, 2026 and December 31, 2025, the number of outstanding ERP V warrants was 66,399 and 512,783, respectively.
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

	Nine Months Ended September 30,
	2026	2025
Weighted-average expected term (years)	5.1 – 6.0	5.3 – 6.3
Volatility (range)	22.2% – 22.7%	26.2% – 27.2%
Risk-free interest rate (range)	4.1% – 4.2%	3.8% – 4.1%
Dividend yield	0.00%	0.00%
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $12.83 and $7.73, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $162.8 million and $18.3 million, respectively.
Stock-based compensation expense related to stock options, primarily included in compensation and benefits in the condensed consolidated statements of operations, was $3.4 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $10.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there were $18.5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.90 years.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes information about the stock option activity during the nine months ended September 30, 2026 (aggregate intrinsic value, in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	22,037,914	$16.43	5.10	$616,036
Granted	518,980	$40.24
Exercised	(5,488,043)	$14.15
Cancelled, expired or forfeited	(276,941)	$19.52
Outstanding at September 30, 2026	16,791,910	$17.86	5.16	$266,650
Exercisable at September 30, 2026	14,237,623	$16.49	4.53	$242,578
Additional information regarding stock options outstanding as of September 30, 2026 is as follows (aggregate intrinsic value, in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Exercisable Options	Aggregate Intrinsic Value
$12.00	4,321,068	2.11	$92,903	4,321,068	$92,903
$13.50	146,279	3.43	2,926	146,279	2,926
$14.00	688,560	3.58	13,427	688,560	13,427
$15.22	2,132,016	4.21	38,973	2,132,016	38,973
$15.50	111,998	4.54	2,016	111,998	2,016
$16.14	2,043,757	4.77	35,480	2,043,757	35,480
$16.34	21,499	5.14	369	21,499	369
$19.84	1,601,191	6.41	21,872	1,601,191	21,872
$20.00	293,840	7.30	3,967	230,468	3,111
$20.08	1,466,122	7.63	19,675	986,445	13,238
$20.60	13,948	7.20	180	13,948	180
$20.76	174,298	6.22	2,221	174,298	2,221
$21.32	21,148	8.00	258	21,148	258
$22.34	137,791	8.42	1,538	120,126	1,341
$22.40	2,071,894	8.66	22,998	625,986	6,948
$23.00	71,169	8.87	747	20,492	215
$24.70	94,999	6.00	836	94,999	836
$25.78	432,573	5.47	3,339	432,573	3,339
$25.98	256,780	5.40	1,931	256,780	1,931
$26.00	132,500	6.05	994	132,500	994
$40.24	518,980	9.71	NA	58,492	NA
$44.07	3,000	9.15	NA	3,000	NA
$48.94	36,500	9.11	NA	—	NA
	16,791,910	5.16	$266,650	14,237,623	$242,578
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
The total fair value of RSAs vested during the nine months ended September 30, 2026 and 2025, measured as of the respective vesting dates, was $62.2 million and $52.4 million, respectively. The amount for the nine months ended September 30, 2026 included $32.5 million of fair value related to 775,000 RSAs for which vesting was triggered upon the IPO, with the subsequent time-based service conditions satisfied during the period. The amount for the nine months ended September 30, 2025 included the $46.8 million fair value of 2,035,000 RSAs that vested upon the IPO.
Total compensation expense related to the RSAs granted was $1.0 million and $21.3 million for the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $33.9 million for the nine months ended September 30, 2026 and 2025, respectively. The compensation expense for both the three and nine months ended September 30, 2025 included $11.9 million related to certain awards where the performance condition was met upon the completion of the IPO in August 2025. Additionally, compensation expense included $0.9 million and $4.8 million for the three and nine months ended September 30, 2026, respectively, and $7.2 million for both the three and nine months ended September 30, 2025, related to certain awards for which vesting was triggered upon the IPO and remained subject to subsequent time-based service conditions. Compensation expense related to the RSAs is primarily included in compensation and benefits on the condensed consolidated statements of operations and measured at the grant date fair value of the Company’s common stock.
As of September 30, 2026, there was $1.4 million unrecognized share-based compensation related to RSAs for which the performance-based vesting conditions had not yet been satisfied. No unrecognized compensation cost remained related to RSAs subject to time-based vesting conditions, as those RSAs had fully vested as of September 30, 2026.
The following table summarizes information about the unvested RSA activities during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	1,580,082	$18.73
Vested	(1,505,082)	$18.71
Outstanding at September 30, 2026	75,000	$19.16

In 2010 and 2011, in addition to grants issued under the Company’s equity incentive plans, the Company also granted an aggregate of 714,310 RSAs with weighted-average grant date fair value of $9.82 per share to certain employees and non-employee service providers. At the time of grant or upon subsequent modification, these RSAs were subject to performance-based vesting conditions, including the Company’s consummation of a deemed liquidation event or an IPO. For the three and nine months ended September 30, 2025, the Company recognized $3.8 million of share-based compensation expense related to these awards that vested upon the completion of the IPO in August 2025. At vesting date, the total fair value of the RSAs amounted to $16.4 million.

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

Share-based compensation expense related to the RSUs is measured at the grant date fair value of the Company’s common stock. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to employee RSUs of $2.5 million and $3.0 million, respectively, within compensation and benefits on the condensed consolidated statements of operations. Stock-based compensation expense related to the RSUs granted to non-employee members of the Board of Directors was $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, included in general, administrative, and other on the condensed consolidated statements of operations.

The total fair value, measured as of the respective vesting dates, of RSUs vested during the nine months ended September 30, 2026 was $1.3 million.
As of September 30, 2026, there were $29.3 million in total unrecognized compensation costs associated with the RSUs. These costs are expected to be recognized over a weighted average period of 2.56 years.
The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	856,024	$40.38
Vested	(29,031)	$44.11
Cancelled or forfeited	(3,418)	$40.24
Outstanding at September 30, 2026	823,575	$40.24

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
The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate and Other (in thousands):

	Three Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$317,286	$28,694	$23,772	$6,139	$292	$376,183
Less: Cost of revenue	204,700	22,034	18,794	—	(354)	245,174
Revenues less cost of revenue	112,586	6,660	4,978	6,139	646	131,009
Operating expenses
Compensation and benefits	18,589	3,909	9,476	2,566	5,746	40,286
Information technology and communication costs	4,359	1,608	2,763	595	276	9,601
Depreciation and amortization	4,626	1,601	2,087	521	618	9,453
Professional fees and outside services	7,552	1,813	517	268	5,236	15,386
General, administrative, and other expenses	3,561	603	2,300	844	1,771	9,079
Total operating expenses	38,687	9,534	17,143	4,794	13,647	83,805
Operating income (loss)	73,899	(2,874)	(12,165)	1,345	(13,001)	47,204
Non-operating (expense) income
Interest income	213	—	261	222	5,245	5,941
Interest expense	—	—	—	—	(42)	(42)
Unrealized gain on derivative and digital assets	—	—	—	9,797	—	9,797
Other, net	—	—	1,905	—	(724)	1,181
Income (loss) before income tax provision	$74,112	$(2,874)	$(9,999)	$11,364	$(8,522)	$64,081

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$276,540	$38,028	$19,364	$5,533	$313	$339,778
Less: Cost of revenue	182,041	33,676	14,578	—	—	230,295
Revenues less cost of revenue	94,499	4,352	4,786	5,533	313	109,483
Operating expenses						—
Compensation and benefits	27,373	4,712	16,574	2,720	17,374	68,753
Information technology and communication costs	3,896	1,819	2,653	663	259	9,290
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
Professional fees and outside services	4,189	514	265	305	5,534	10,807
General, administrative, and other expenses	3,851	595	2,138	627	5,498	12,709
Total operating expenses	43,135	9,210	23,322	4,750	29,371	109,788
Operating income (loss)	51,364	(4,858)	(18,536)	783	(29,058)	$(305)
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(338)	(338)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(255)	(255)
Interest income	482	—	207	111	1,858	2,658
Interest expense and amortization of debt issuance costs	—	—	(36)	—	(3,342)	(3,378)
Unrealized gain on derivative assets	—	—	—	7,979	—	7,979
Loss on debt extinguishment	—	—	—		(107,656)	(107,656)
Other, net	—	—	(61)	—	(1,534)	(1,595)
Income (loss) before income tax provision	$51,846	$(4,858)	$(18,426)	$8,873	$(140,325)	$(102,890)

	Nine Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$939,232	$103,238	$72,672	$17,527	$833	$1,133,502
Less: Cost of revenue	590,985	84,372	57,970	—	(540)	732,787
Revenues less cost of revenue	348,247	18,866	14,702	17,527	1,373	400,715
Operating expenses
Compensation and benefits	58,584	11,989	29,618	7,094	18,357	125,642
Information technology and communication costs	13,259	4,809	8,718	1,668	832	29,286
Depreciation and amortization	13,446	3,963	5,450	1,507	1,953	26,319
Professional fees and outside services	17,270	2,412	1,078	1,038	16,443	38,241
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other expenses	11,555	1,957	7,140	2,518	7,088	30,258
Total operating expenses	136,614	25,130	52,004	13,825	52,173	279,746
Operating income (loss)	211,633	(6,264)	(37,302)	3,702	(50,800)	120,969
Non-operating (expense) income
Interest income	437	—	526	567	14,051	15,581
Interest expense	—	—	—	—	(131)	(131)
Unrealized gain on derivative and digital assets	—	—	—	6,919	—	6,919
Gain on sale of business	—	—	—	—	50,570	50,570
Other, net	(1)	—	30	—	(1,027)	(998)
Income (loss) before income tax provision	$212,069	$(6,264)	$(36,746)	$11,188	$12,663	$192,910

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate and Other	Consolidated
Revenues	$799,393	$118,466	$67,278	$8,650	$852	$994,639
Less: Cost of revenue	530,905	106,092	51,613	—	—	688,610
Revenues less cost of revenue	268,488	12,374	15,665	8,650	852	306,029
Operating expenses
Compensation and benefits	62,447	11,351	39,883	5,332	27,721	146,734
Information technology and communication costs	11,041	5,119	7,143	1,676	710	25,689
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
Professional fees and outside services	12,438	1,534	1,729	881	13,577	30,159
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other expenses	11,129	1,726	5,865	1,545	9,665	29,930
Total operating expenses	107,348	24,340	58,275	10,472	56,315	256,750
Operating income (loss)	161,140	(11,966)	(42,610)	(1,822)	(55,463)	49,279
Non-operating (expense) income
Change in fair value of puttable common stock	—	—	—	—	(2,229)	(2,229)
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,172)	(1,172)
Interest income	1,248	—	599	131	3,393	5,371
Interest expense and amortization of debt issuance costs	—	—	(106)	—	(12,604)	(12,710)
Loss on sale of intangible assets	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative assets	—	—	—	(39,039)	—	(39,039)
Loss on debt extinguishment	—	—	—	—	(107,656)	(107,656)
Other, net	(1)	—	2,183	(62)	8,645	10,765
Income (loss) before income tax provision	$162,387	$(11,966)	$(39,934)	$(42,846)	$(167,086)	$(99,445)
19.INCOME TAXES
The Company calculates the provision for income tax during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period. Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.
The effective tax rate from continuing operations was 18.1% and 0.8% for the three months ended September 30, 2026 and 2025, respectively, and (38.4)% and (0.5)% for the nine months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate in the three months ended September 30, 2026 from the same period in 2025 was mainly due to the existence of a deferred tax valuation allowance in the third quarter of 2025, which was released in the first quarter of 2026, and a discrete tax benefit in the third quarter of 2026 from the vesting of RSAs and the exercise of stock options and warrants at values higher than the grant date book expense previously recognized for financial reporting. The change in the effective tax rate in the nine months ended September 30, 2026 from the same period in 2025 was mainly due to the release of the deferred tax valuation allowance in 2026.
The effective tax rates differ from the U.S. statutory rate primarily due to changes in the valuation allowance and discrete income tax benefits in 2026 resulting from share-based compensation.
20.RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2025, the Company paid $0.1 million and $2.7 million, respectively, for certain consulting services provided by companies affiliated with certain stockholders and directors. No payments were made to related parties during the three and nine months ended September 30, 2026.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
21.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stock	$52,472	$(102,080)	$266,904	$(99,973)

Weighted-average common shares outstanding:
Basic	99,113,041	70,128,197	95,430,903	66,168,315
Diluted	110,799,280	70,128,197	110,249,406	66,168,315

Net income (loss) per share attributable to common stock:
Basic	$0.53	$(1.46)	$2.80	$(1.51)
Diluted	$0.47	$(1.46)	$2.42	$(1.51)
The potentially dilutive shares of common stock that have been excluded from the calculation of earnings per share because of the anti-dilutive effect or the shares are contingently issuable based on satisfaction of performance conditions, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	558,697	22,172,587	240,285	22,172,587
Warrants to purchase shares of common stock	500,000	18,581,679	500,000	18,581,679
Debt/accrued interest convertible into shares of common stock	—	321,477	—	321,477
Restricted stock units	127	—	63	—
Unvested restricted stock awards	75,000	1,588,455	75,000	1,588,455
Total potentially dilutive shares of common stock	1,133,824	42,664,198	815,348	42,664,198

22.LEASES
The Company has operating leases related to office space and data centers under non-cancellable operating leases that expire at various times through December 2034, some of which include options to renew or extend the lease for an additional 10 years. As of September 30, 2026, there are no leases with residual value guarantees or leases not yet commenced to which the Company is committed. The Company combines the lease and non-lease components of lease payments in determining right of use assets and related lease liabilities.
Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term. The lease expenses related to the short-term leases were immaterial for the three months ended September 30, 2026 and 2025, and $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025. Lease expense related to office space amounted to $2.0 million and $2.6 million for three months ended September 30, 2026 and 2025, respectively and $6.1 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively, and are recorded within occupancy costs in the condensed consolidated statements of operations.
Lease expense related to the data centers amounted to $2.8 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively and $8.3 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively, and are recorded within information technology and communication costs in the condensed consolidated statements of operations.

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The components of operating lease cost for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$2,777	$3,491	$7,889	$7,609
Short-term lease cost	32	106	138	277
Variable lease cost	1,964	1,671	6,350	6,325
Total operating lease cost	$4,773	$5,268	$14,377	$14,211
Supplemental cash flow information related to the operating leases for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,367	$6,662
The following table presents the supplemental balance sheet information related to operating leases at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right of use assets	$20,292	$15,143
Total right of use asset	$20,292	$15,143

Current portion of operating lease liability	$7,717	$6,518
Non-current operating lease liabilities	20,171	16,761
Less: Tenant improvement allowance receivable	—	(573)
Total leased liabilities	$27,888	$22,706
The Company records the operating lease right of use assets within other assets, net, the current portion of the operating lease liability within accounts payable and other liabilities and the non-current operating lease liabilities within other non-current liabilities in the condensed consolidated balance sheets.
The weighted-average remaining lease term and the weighted-average discount rate for the operating and finance leases were as follows:

	Nine Months Ended September 30,
	2026		2025
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (years)	4.6	4.3	5.2	3.6
Weighted average discount rate	17.6%	7.8%	17.8%	8.0%

MIAMI INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company uses its incremental borrowing rate as the discount rate, which is based on the implied cost of debt. The undiscounted cash flow for future maturities of the Company’s lease liabilities as of September 30, 2026 are as follows (in thousands):

	Operating Lease	Finance Lease
2026	$3,582	$60
2027	11,213	206
2028	6,936	206
2029	6,009	206
2030	3,681	118
Thereafter	10,928	62
Total lease payments	42,349	858
Less: imputed interest	(14,461)	(129)
Total lease liabilities	27,888	729
Less: current lease liabilities	(7,717)	(155)
Total non-current lease liabilities	$20,171	$574
Company as a lessor
The Company leases office space obtained as part of the acquisition of MIAX Futures. The Company has classified the lease relationship as an operating lease.
The following table sets out a maturity analysis of lease receivables, showing the undiscounted lease payments to be received after the reporting date (in thousands):

2026	$242
2027	645
2028	373
2029	337
2030 and thereafter	80
Total lease receivable	$1,677
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

Data as of and for the three and nine months ended September 30, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected in the future. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.
Overview
Our Company
We are a technology-driven leader in building and operating regulated financial marketplaces across multiple asset classes and geographies.
We operate markets across a diverse number of asset classes including options, futures and cash equities. Our markets include: options through MIAX Options, MIAX Pearl, MIAX Emerald, and MIAX Sapphire; U.S. equities through MIAX Pearl Equities; U.S. futures and options on futures through MIAX Futures, and international listings through BSX and TISE. We also own Dorman Trading, an FCM and a Notice Registered Broker-Dealer with the National Futures Association for purposes of facilitating transactions of security futures.
We are developing a portfolio of new products. We have a ten-year exclusive license agreement with Bloomberg which allows us to list index futures, options on futures, and cash index options based on the B500, B100, and B500 Volatility indices in North and South America on any of our exchanges. We also trade and clear Hard Red Spring Wheat futures and options and physically-settled fertilizer futures on MIAX Futures. Through MIAX Futures Clearing, we offer clearing services for U.S. futures and options on futures.
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
In connection with the sale of MIAXdx, the Company received cash consideration of $59.9 million, net of cash and cash equivalents sold, and recognized a gain of $50.6 million in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
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
Pyth Tokens Unlocking
In 2021, BSX entered into agreements with Pyth to begin publishing limited derived equities market data for certain symbols from MIAX Pearl Equities on the Pyth Network, a decentralized financial market data distribution platform for aggregated data. In exchange, Pyth granted BSX 500 million Pyth tokens which were locked and restricted from trading with a four year unlocking schedule commencing on May 20, 2024. We also received an additional 1.1 million locked reward Pyth tokens as of September 30, 2026, which will unlock at various times through 2028. While the Pyth tokens are locked they are not in the control or possession of BSX, cannot be traded by BSX, and are held by another entity. The Pyth tokens unlock on the schedule based on the agreement under which they were issued, and do not require any further performance by BSX in order to receive the Pyth tokens as they unlock.
We received net proceeds of $16.2 million and $52.6 million in 2025 and 2024, respectively, from the sale of each of the 125 million unlocked Pyth tokens. In May 2026, BSX received an additional 125 million unlocked Pyth tokens in accordance with the distribution schedule. Upon unlocking, Pyth tokens were derecognized as derivative assets and subsequently recognized as digital assets accounted for as intangible assets measured at fair value, with changes in fair value recorded in non-operating (expense) income in the condensed consolidated statements of operations. As of September 30, 2026, the digital assets related to unlocked Pyth tokens had a fair value of $9.8 million and were included in other assets, net in the condensed consolidated balance sheet. The remaining 125 million locked tokens are expected to be distributed to BSX by the Pyth Network upon unlocking on May 20, 2027. The right to receive these Pyth tokens meets the definition of a derivative and is measured at fair value at each reporting date, with changes in fair value recognized in non-operating (expense) income in the condensed consolidated statements of operations. As of September 30, 2026, the fair value associated with the 125 million locked Pyth tokens was $8.6 million and presented as derivative assets in the condensed consolidated balance sheet.
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
•the introduction of new or competing financial products or services by competitors in the industry, including those enabled by new technologies; and

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
Concentration of Revenue
The following tables summarize each customer’s revenue concentration as a percentage of the Company’s total revenues during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Customer 1	14%	16%	16%	15%
Customer 2	17%	18%	16%	19%
Customer 3	13%	11%	12%	11%
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
Professional Fees and Outside Services
Professional fees and outside services consist primarily of consulting services, which include supplemental staff activities primarily related to legal, technology support, regulatory, audit and tax advisory services. This expense category also includes costs associated with funding the CAT and provisions for uncollectible notes receivable issued to fund the CAT.
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
Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating and are classified as other income (expense). These activities primarily include the change in fair value of puttable common stock, change in fair value of puttable warrants issued with debt, interest expense related to outstanding debt facilities, interest earned on the investing of excess cash, gain on sale of business, investment gain/loss, loss on debt extinguishment, and unrealized gains and losses on derivative (right to receive Pyth tokens) and digital assets.
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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Overview
The following summarizes changes in financial performance for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025 (in thousands, except share, per share amounts and percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Total revenues	$376,183	$339,778	$36,405	10.7%	$1,133,502	$994,639	$138,863	14.0%
Total cost of revenues	245,174	230,295	14,879	6.5%	732,787	688,610	44,177	6.4%
Revenues less cost of revenues	131,009	109,483	21,526	19.7%	400,715	306,029	94,686	30.9%
Total operating expenses	83,805	109,788	(25,983)	(23.7)%	279,746	256,750	22,996	9.0%
Operating income (loss)	47,204	(305)	47,509	*	120,969	49,279	71,690	145.5%
Income (loss) before income tax provision	64,081	(102,890)	166,971	*	192,910	(99,445)	292,355	*
Income tax benefit (expense)	(11,609)	810	(12,419)	*	73,994	(528)	74,522	*
Net income (loss)	52,472	(102,080)	154,552	*	266,904	(99,973)	366,877	*
Basic earnings (loss) per share	$0.53	$(1.46)	$1.99	*	$2.80	$(1.51)	$4.31	*
Diluted earnings (loss) per share	$0.47	$(1.46)	$1.93	*	$2.42	$(1.51)	$3.93	*
Basic weighted average shares outstanding	99,113,041	70,128,197	28,984,844	41.3%	95,430,903	66,168,315	29,262,588	44.2%
Diluted weighted average shares outstanding	110,799,280	70,128,197	40,671,083	58.0%	110,249,406	66,168,315	44,081,091	66.6%
EBITDA(1)	$67,635	$(93,941)	$161,576	*	$203,779	$(70,769)	$274,548	*
EBITDA margin(2)	51.6%	(85.8)%	137.4 pts	*	50.9%	(23.1)%	74.0 pts	*
Adjusted EBITDA(1)	$70,809	$48,019	$22,790	47.5%	$213,649	$136,937	$76,712	56.0%
Adjusted EBITDA margin(2)	54.0%	43.9%	10.1 pts	23.0%	53.3%	44.7%	8.6 pts	19.2%
Adjusted earnings(3)	$50,056	$39,947	$10,109	25.3%	$148,670	$107,733	$40,937	38.0%
Adjusted earnings margin(3)	38.2%	36.5%	1.7 pts	4.7%	37.1%	35.2%	1.9 pts	5.4%
Adjusted diluted earnings per share(3)	$0.45	$0.42	$0.03	7.1%	$1.35	$1.28	$0.07	5.5%
Diluted weighted average shares outstanding used for adjusted diluted earnings per share	110,799,280	96,100,563	14,698,717	15.3%	110,249,406	84,197,990	26,051,416	30.9%
__________________
*Not meaningful

(1)EBITDA is defined as income before interest expense and amortization of debt discount costs, interest income, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before share-based compensation, investment gain/loss, litigation costs and settlement, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, unrealized gain/loss on derivative and digital assets, loss on sale of intangible asset, warrant modification, provision for notes receivable, one time IPO payments, loss on extinguishment of debt, and impairment charges. EBITDA and adjusted EBITDA do not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented EBITDA and adjusted EBITDA because we consider them important supplemental measures of our performance. In addition, we use adjusted EBITDA as a measure of operating performance for preparation of our forecasts. Other companies may calculate EBITDA and adjusted EBITDA differently than we do. EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.
(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
(3)Adjusted earnings is defined as net income adjusted for share-based compensation, investment gain/loss, litigation costs and settlement, acquisition-related costs, change in fair value of puttable warrants issued with debt, change in fair value of puttable common stock, gain on sale of business, unrealized gain/loss on derivative and digital assets, loss on sale of intangible asset, warrant modification, provision for notes receivable, one time IPO payments, loss on extinguishment of debt, impairment charges, and non-GAAP tax adjustments. Adjusted earnings margin represents adjusted earnings divided by revenues less cost of revenues. Adjusted diluted earnings per share represents adjusted earnings divided by diluted weighted average shares outstanding used for adjusted diluted earnings per share (which includes the impact of anti-dilutive securities on a GAAP basis). Adjusted earnings does not represent, and should not be considered as, alternatives to net income as determined in accordance with GAAP. We have presented adjusted earnings because we consider this an important supplemental measure of our performance. In addition, we use adjusted earnings as a measure of operating performance for preparation of our forecasts. Other companies may calculate adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as substitute for analysis of our results as reported under GAAP.

The following sets forth our results of operations by segment (in thousands):

	Three Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$274,261	$22,788	$19,300	$71	$—	$316,420
Access fees	32,689	3,824	455	38	(57)	36,949
Market data fees	10,211	2,082	1,512	80	(8)	13,877
Other revenue	125	—	2,505	5,950	357	8,937
Total revenues	317,286	28,694	23,772	6,139	292	376,183
Cost of revenues:
Liquidity payments	185,334	16,862	4,117	—	—	206,313
Brokerage, clearing, and exchange fees	1,325	185	12,702	—	—	14,212
Section 31 fees	18,041	4,987	—	—	—	23,028
Other cost of revenues(1)	—	—	1,975	—	(354)	1,621
Total cost of revenues	204,700	22,034	18,794	—	(354)	245,174
Revenues less cost of revenues	112,586	6,660	4,978	6,139	646	131,009
Operating expenses:
Compensation and benefits	18,589	3,909	9,476	2,566	5,746	40,286
Information technology and communication costs	4,359	1,608	2,763	595	276	9,601
Depreciation and amortization	4,626	1,601	2,087	521	618	9,453
Occupancy costs	1,439	186	449	240	624	2,938
Professional fees and outside services	7,552	1,813	517	268	5,236	15,386
Marketing and business development	145	41	849	74	140	1,249
General, administrative, and other	1,977	376	1,002	530	1,007	4,892
Total operating expenses	38,687	9,534	17,143	4,794	13,647	83,805
Operating income / (loss)	73,899	(2,874)	(12,165)	1,345	(13,001)	47,204
Non-operating (expense) income:
Interest income	213	—	261	222	5,245	5,941
Interest expense and amortization of debt issuance costs	—	—	—	—	(42)	(42)
Unrealized gain on derivative and digital assets	—	—	—	9,797	—	9,797
Other, net	—	—	1,905	—	(724)	1,181
Income (loss) before income tax provision	74,112	(2,874)	(9,999)	11,364	(8,522)	64,081
Income tax expense	—	—	—	(69)	(11,540)	(11,609)
Net income (loss) attributable to MIH	$74,112	$(2,874)	$(9,999)	$11,295	$(20,062)	$52,472
(1)Futures segment includes $0.4 million related to access fees, $0.6 million related to market data fees, and $1.0 million related to other revenue. Corporate / Other segment includes $(0.4) million related to other revenue.

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$245,406	$31,899	$15,424	$85	$—	$292,814
Access fees	23,076	3,761	275	41	(57)	27,096
Market data fees	7,011	2,368	1,279	80	(8)	10,730
Other revenue	1,047	—	2,386	5,327	378	9,138
Total revenues	276,540	38,028	19,364	5,533	313	339,778
Cost of revenues:
Liquidity payments	180,950	33,470	2,866	—	—	217,286
Brokerage, clearing, and exchange fees	1,091	206	10,315	—	—	11,612
Section 31 fees	—	—	—	—	—	—
Other cost of revenues(1)	—	—	1,397	—	—	1,397
Total cost of revenues	182,041	33,676	14,578	—	—	230,295
Revenues less cost of revenues	94,499	4,352	4,786	5,533	313	109,483
Operating expenses:
Compensation and benefits	27,373	4,712	16,574	2,720	17,374	68,753
Information technology and communication costs	3,896	1,819	2,653	663	259	9,290
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
Occupancy costs	1,807	227	703	259	572	3,568
Professional fees and outside services	4,189	514	265	305	5,534	10,807
Marketing and business development	150	36	326	99	148	759
General, administrative, and other	1,894	332	1,109	269	4,778	8,382
Total operating expenses	43,135	9,210	23,322	4,750	29,371	109,788
Operating income / (loss)	51,364	(4,858)	(18,536)	783	(29,058)	(305)
Non-operating (expense) income:
Change in fair value of puttable warrants issued with debt	—	—	—	—	(255)	(255)
Change in fair value of puttable common stock	—	—	—	—	(338)	(338)
Interest income	482	—	207	111	1,858	2,658
Interest expense and amortization of debt issuance costs	—	—	(36)	—	(3,342)	(3,378)
Loss on extinguishment of debt	—	—	—	—	(107,656)	(107,656)
Unrealized gain on derivative and digital assets	—	—	—	7,979	—	7,979
Other, net	—	—	(61)	—	(1,534)	(1,595)
Income (loss) before income tax provision	51,846	(4,858)	(18,426)	8,873	(140,325)	(102,890)
Income tax benefit (expense)	—	—	—	(396)	1,206	810
Net income (loss) attributable to MIH	$51,846	$(4,858)	$(18,426)	$8,477	$(139,119)	$(102,080)
(1)Includes $0.4 million related to access fees, $0.4 million related to market data fees, and $0.7 million related to other revenue.
The following sets forth our results of operations by segment (in thousands):

	Nine Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$817,720	$85,633	$60,164	$197	$—	$963,714
Access fees	92,563	11,488	1,251	116	(171)	105,247
Market data fees	28,689	6,064	4,068	240	(23)	39,038
Other revenue	260	53	7,189	16,974	1,027	25,503
Total revenues	939,232	103,238	72,672	17,527	833	1,133,502
Cost of revenues:
Liquidity payments	552,473	72,299	11,700	—	—	636,472
Brokerage, clearing, and exchange fees	3,978	603	41,268	—	—	45,849
Section 31 fees	34,534	11,470	—	—	—	46,004
Other cost of revenues(1)	—	—	5,002	—	(540)	4,462
Total cost of revenues	590,985	84,372	57,970	—	(540)	732,787
Revenues less cost of revenues	348,247	18,866	14,702	17,527	1,373	400,715
Operating expenses:
Compensation and benefits	58,584	11,989	29,618	7,094	18,357	125,642
Information technology and communication costs	13,259	4,809	8,718	1,668	832	29,286
Depreciation and amortization	13,446	3,963	5,450	1,507	1,953	26,319
Occupancy costs	4,554	599	1,407	779	1,819	9,158
Professional fees and outside services	17,270	2,412	1,078	1,038	16,443	38,241
Marketing and business development	938	215	2,826	432	998	5,409
Litigation settlement	22,500	—	—	—	7,500	30,000
General, administrative, and other	6,063	1,143	2,907	1,307	4,271	15,691
Total operating expenses	136,614	25,130	52,004	13,825	52,173	279,746
Operating income / (loss)	211,633	(6,264)	(37,302)	3,702	(50,800)	120,969
Non-operating (expense) income:
Interest income	437	—	526	567	14,051	15,581
Interest expense and amortization of debt issuance costs	—	—	—	—	(131)	(131)
Unrealized gain on derivative and digital assets	—	—	—	6,919	—	6,919
Gain on sale of business	—	—	—	—	50,570	50,570
Other, net	(1)	—	30	—	(1,027)	(998)
Income (loss) before income tax provision	212,069	(6,264)	(36,746)	11,188	12,663	192,910
Income tax benefit (expense)	—	—	—	(200)	74,194	73,994
Net income (loss) attributable to MIH	$212,069	$(6,264)	$(36,746)	$10,988	$86,857	$266,904
(1)Futures segment includes $1.1 million related to access fees, $1.3 million related to market data fees, and $2.6 million related to other revenue. Corporate / Other segment includes $(0.5) million related to other revenue.

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Revenues:
Transaction and clearing fees	$712,330	$100,545	$55,184	$198	$—	$868,257
Access fees	65,668	10,915	751	122	(171)	77,285
Market data fees	20,087	7,006	3,315	240	(23)	30,625
Other revenue	1,308	—	8,028	8,090	1,046	18,472
Total revenues	799,393	118,466	67,278	8,650	852	994,639
Cost of revenues:
Liquidity payments	505,517	92,315	9,151	—	—	606,983
Brokerage, clearing, and exchange fees	3,210	730	38,607	—	—	42,547
Section 31 fees	22,178	13,047	—	—	—	35,225
Other cost of revenues(1)	—	—	3,855	—	—	3,855
Total cost of revenues	530,905	106,092	51,613	—	—	688,610
Revenues less cost of revenues	268,488	12,374	15,665	8,650	852	306,029
Operating expenses:
Compensation and benefits	62,447	11,351	39,883	5,332	27,721	146,734
Information technology and communication costs	11,041	5,119	7,143	1,676	710	25,689
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
Occupancy costs	4,370	535	1,723	686	1,704	9,018
Professional fees and outside services	12,438	1,534	1,729	881	13,577	30,159
Marketing and business development	473	153	811	203	437	2,077
Acquisition-related costs	—	—	—	—	2,901	2,901
General, administrative, and other	6,286	1,038	3,331	656	7,524	18,835
Total operating expenses	107,348	24,340	58,275	10,472	56,315	256,750
Operating income / (loss)	161,140	(11,966)	(42,610)	(1,822)	(55,463)	49,279
Non-operating (expense) income:
Change in fair value of puttable warrants issued with debt	—	—	—	—	(1,172)	(1,172)
Change in fair value of puttable common stock	—	—	—	—	(2,229)	(2,229)
Interest income	1,248	—	599	131	3,393	5,371
Interest expense and amortization of debt issuance costs	—	—	(106)	—	(12,604)	(12,710)
Loss on extinguishment of debt	—	—	—	—	(107,656)	(107,656)
Loss on sale of intangible asset	—	—	—	(2,054)	—	(2,054)
Unrealized loss on derivative and digital assets	—	—	—	(39,039)	—	(39,039)
Other, net	(1)	—	2,183	(62)	8,645	10,765
Income (loss) before income tax provision	162,387	(11,966)	(39,934)	(42,846)	(167,086)	(99,445)
Income tax expense	—	—	—	(473)	(55)	(528)
Net income (loss) attributable to MIH	$162,387	$(11,966)	$(39,934)	$(43,319)	$(167,141)	$(99,973)
(1)Includes $1.0 million related to access fees, $0.8 million related to market data fees, and $2.0 million related to other revenue.

The following is a reconciliation of net income (loss) allocated to common stockholders to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$74,112	$(2,874)	$(9,999)	$11,295	$(20,062)	$52,472
Interest expense and amortization of debt issuance costs	—	—	—	—	42	42
Interest income	(213)	—	(261)	(222)	(5,245)	(5,941)
Income tax expense	—	—	—	69	11,540	11,609
Depreciation and amortization	4,626	1,601	2,087	521	618	9,453
EBITDA	78,525	(1,273)	(8,173)	11,663	(13,107)	67,635
Share-based compensation(1)	3,086	669	1,605	384	1,795	7,539
Investment (gain) loss(2)	—	—	(1,811)	—	724	(1,087)
Litigation costs(3)	188	—	—	—	63	251
Unrealized gain on derivative and digital assets(4)	—	—	—	(9,797)	—	(9,797)
Provision for notes receivable(5)	4,694	1,574	—	—	—	6,268
Adjusted EBITDA	$86,493	$970	$(8,379)	$2,250	$(10,525)	$70,809
__________________
(1)Share-based compensation represents expenses associated with stock options of $3.3 million, restricted stock awards of $1.0 million, restricted stock units of $3.3 million, and warrants of less than $0.1 million that have been granted to employees, directors and service providers. The 2026 expense of $7.5 million is made up of $6.4 million to employees within compensation and benefits, $0.2 million to service providers within professional fees and outside services, and $0.9 million to directors within general, administrative, and other.
(2)Investment gain of $1.1 million represents an unrealized gain on marketable equity securities.
(3)Litigation costs are associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Reflects the aggregate unrealized gain resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2026.
(5)Represents provision for certain CAT costs that are no longer expected to be recoverable.

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$51,846	$(4,858)	$(18,426)	$8,477	$(139,119)	(102,080)
Interest expense and amortization of debt issuance costs	—	—	36	—	3,342	3,378
Interest income	(482)	—	(207)	(111)	(1,858)	(2,658)
Income tax expense (benefit)	—	—	—	396	(1,206)	(810)
Depreciation and amortization	3,826	1,570	1,692	435	706	8,229
EBITDA	55,190	(3,288)	(16,905)	9,197	(138,135)	(93,941)
Share-based compensation(1)	13,322	2,399	7,103	511	5,763	29,098
Investment loss(2)	—	—	239	—	—	239
Litigation costs(3)	608	—	—	—	203	811
Change in fair value of puttable warrants issued with debt(4)	—	—	—	—	255	255
Change in fair value of puttable common stock(5)	—	—	—	—	338	338
Impairment charges(6)	—	—	—	—	1,978	1,978
Unrealized gain on derivative and digital assets(7)	—	—	—	(7,979)	—	(7,979)
One time IPO payments(8)	—	—	—	—	8,048	8,048
Warrant modifications(9)	—	—	—	—	1,516	1,516
Loss on extinguishment of debt(10)	—	—	—	—	107,656	107,656
Adjusted EBITDA	$69,120	$(889)	$(9,563)	$1,729	$(12,378)	$48,019
__________________
(1)Share-based compensation represents expenses associated with stock options of $3.7 million, restricted stock awards of $25.1 million and warrants of $0.3 million that have been granted to employees, directors and service providers. The 2025 expense of $29.1 million is made up of $27.8 million to employees within compensation and benefits, $0.9 million to service providers within professional fees and outside services, and $0.4 million to directors within general, administrative, and other.
(2)Investment loss of $0.2 million represents an unrealized loss on available for sale marketable equity securities.
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
(6)Impairment charges of $2.0 million related to owned land and building impairments.
(7)Reflects the unrealized gain resulting from the mark-to-market valuation of the 250 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2025.
(8)One time IPO bonuses paid to certain employees and termination payments to former directors.
(9)Represents expense recognized upon the extension of expiration date of certain warrants.
(10)Represents write-off of the unamortized debt discount and issuance costs and payment of prepayment premium related to the repayment of the 2029 Senior Secured Term Loan.

	Nine Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$212,069	$(6,264)	$(36,746)	$10,988	$86,857	$266,904
Interest expense and amortization of debt issuance costs	—	—	—	—	131	131
Interest income	(437)	—	(526)	(567)	(14,051)	(15,581)
Income tax (benefit) expense	—	—	—	200	(74,194)	(73,994)
Depreciation and amortization	13,446	3,963	5,450	1,507	1,953	26,319
EBITDA	225,078	(2,301)	(31,822)	12,128	696	203,779
Share-based compensation(1)	9,710	2,106	4,818	1,028	5,840	23,502
Investment loss(2)	—	—	488	—	1,065	1,553
Litigation costs and settlement(3)	27,027	—	—	—	9,009	36,036
Unrealized gain on derivative and digital assets(4)	—	—	—	(6,919)	—	(6,919)
Provision for notes receivable(5)	4,694	1,574	—	—	—	6,268
Gain on sale of business(6)	—	—	—	—	(50,570)	(50,570)
Adjusted EBITDA	$266,509	$1,379	$(26,516)	$6,237	$(33,960)	$213,649
__________________
(1)Share-based compensation represents expenses associated with stock options of $10.6 million, restricted stock awards of $7.7 million, restricted stock units of $5.1 million, and warrants of $0.1 million that have been granted to employees, directors and service providers. The 2026 expense of $23.5 million is made up of $19.8 million to employees within compensation and benefits, $0.9 million to service providers within professional fees and outside services, and $2.8 million to directors within general, administrative, and other.
(2)Investment loss of $1.6 million represents an unrealized loss on marketable equity securities.
(3)Litigation costs and settlement associated with litigation related to the Nasdaq matter, see Note 15 - “Commitments and Contingencies - Claims and Litigation” of the condensed consolidated financial statements included herein.
(4)Reflects the aggregate unrealized gain resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network as of September 30, 2026.
(5)Represents provision for certain CAT costs that are no longer expected to be recoverable.
(6)Represents the gain on the sale of MIAXdx in January 2026.

	Nine Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Net income (loss) allocated to common stockholders	$162,387	$(11,966)	$(39,934)	$(43,319)	$(167,141)	$(99,973)
Interest expense and amortization of debt issuance costs	—	—	106	—	12,604	12,710
Interest income	(1,248)	—	(599)	(131)	(3,393)	(5,371)
Income tax expense	—	—	—	473	55	528
Depreciation and amortization	10,293	4,610	3,655	1,038	1,741	21,337
EBITDA	171,432	(7,356)	(36,772)	(41,939)	(156,134)	(70,769)
Share-based compensation(1)	20,906	3,832	12,688	977	9,604	48,007
Investment gain(2)	—	—	(1,670)	—	(8,650)	(10,320)
Litigation costs(3)	2,015	—	—	—	672	2,687
Acquisition-related costs(4)	—	—	—	—	2,901	2,901
Change in fair value of puttable warrants issued with debt(5)	—	—	—	—	1,172	1,172
Change in fair value of puttable common stock(6)	—	—	—	—	2,229	2,229
Loss on sale of intangible assets(7)	—	—	—	2,054	—	2,054
Impairment charges(8)	—	—	—	—	2,717	2,717
Unrealized loss on derivative and digital assets(9)	—	—	—	39,039	—	39,039
One time IPO payments(10)	—	—	—	—	8,048	8,048
Warrant modifications(11)	—	—	—	—	1,516	1,516
Loss on extinguishment of debt(12)	—	—	—	—	107,656	107,656
Adjusted EBITDA	$194,353	$(3,524)	$(25,754)	$131	$(28,269)	$136,937
__________________
(1)Share-based compensation represents expenses associated with stock options of $9.3 million, restricted stock awards of $37.8 million and warrants of $1.0 million that have been granted to employees, directors and service providers. The 2025 expense of $48.0 million is made up of $44.7 million to employees within compensation and benefits, $2.2 million to service providers within professional fees and outside services, and $1.1 million to directors within general, administrative, and other.
(2)Investment gain of $10.3 million represents unrealized gain of $8.6 million from the TISE acquisition, and $1.7 million of unrealized gain on available for sale marketable equity securities.
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
(8)Impairment charges of $2.7 million related to owned land and building impairments.
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

The following is a reconciliation of net income (loss) allocated to common stockholders to adjusted earnings (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Net income (loss) allocated to common stockholders	$52,472		$(102,080)	$266,904	$(99,973)
Share-based compensation(1)	7,539		29,098	23,502	48,007
Investment (gain) loss(2)	(1,087)		239	1,553	(10,320)
Litigation costs and settlement(3)	251		811	36,036	2,687
Impairment charges(4)	—		1,978	—	2,717
Acquisition-related costs(5)	—		—	—	2,901
Change in fair value of puttable warrants issued with debt(6)	—		255	—	1,172
Change in fair value of puttable common stock(7)	—		338	—	2,229
Loss on sale of intangible asset(8)	—		—	—	2,054
Unrealized (gain) loss on derivative and digital assets(9)	(9,797)		(7,979)	(6,919)	39,039
Gain on sale of business(10)	—		—	(50,570)	—
Provision for notes receivable(11)	6,268		—	6,268	—
One time IPO payments(12)	—		8,048	—	8,048
Warrant modifications(13)	—		1,516	—	1,516
Loss on extinguishment of debt(14)	—		107,656	—	107,656
Total non-GAAP pre-tax adjustments	3,174		141,960	9,870	207,706
Income tax (expense) benefit related to items above(15)	(720)	—	67	675	—
One-off discrete tax adjustments(16):
Release of valuation allowance as of January 1, 2026	—	—	—	(109,161)	—
Deferred tax re-measurements	—	(327)	—	15,806	—
Other(17)	(4,870)	(327)	—	(35,424)	—
Total non-GAAP tax adjustments	(5,590)		67	(128,104)	—
Adjusted earnings	$50,056		$39,947	$148,670	$107,733

(1)Share-based compensation represents expenses associated with stock options, restricted stock awards, restricted stock units, and warrants that have been granted to employees, directors and service providers.
(2)2026 represents the unrealized gain or loss on marketable equity securities. 2025 represents an unrealized gain of $8.6 million from the TISE acquisition, and an unrealized gain or loss on marketable equity securities.
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
(9)Reflects the aggregate unrealized gain or loss resulting from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to Pyth tokens that remain locked by the Pyth Network as of each balance sheet date.
(10)Represents the gain on the sale of MIAXdx in January 2026.
(11)Represents provision for certain CAT costs that are no longer expected to be recoverable.
(12)One time IPO bonuses paid to certain employees and termination payments to former directors.
(13)Represents expense recognized upon the extension of expiration date of certain warrants.
(14)Represents write-off of the unamortized debt discount and issuance costs and payment of prepayment premium related to the repayment of the 2029 Senior Secured Term Loan.
(15)The income tax effect of the adjustments takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s).
(16)Removes from Adjusted earnings any one-off discrete tax adjustments that are unrelated to our core operating performance.
(17)Primarily relates to the removal of the permanent tax benefit for the excess tax deduction on share-based compensation compared to the book expense.

Key Business Metrics
The following summarizes changes in certain operational and financial metrics for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options:
Number of trading days	64	64	—	—%	187	186	1	0.5%
Total contracts:
Market contracts – Equity and ETF (in thousands)	4,083,844	3,573,731	510,113	14.3%	12,029,228	10,042,003	1,987,225	19.8%
MIH contracts – Equity and ETF (in thousands)	709,660	615,910	93,750	15.2%	2,053,729	1,674,370	379,359	22.7%
Average daily volume (“ADV”)(1):
Market ADV – Equity and ETF (in thousands)(1)	63,810	55,840	7,970	14.3%	64,327	53,989	10,338	19.1%
MIH ADV – Equity and ETF (in thousands)(1)	11,088	9,624	1,464	15.2%	10,983	9,002	1,981	22.0%
MIH market share	17.4%	17.2%	0.2 pts	1.2%	17.1%	16.7%	0.4 pts	2.4%
Total Options revenue per contract (“RPC”)(2)	$0.098	$0.103	$(0.005)	(4.9)%	$0.110	$0.108	$0.002	1.9%
U.S. Equities:
Number of trading days	64	64	—	—%	187	186	1	0.5%
Total shares:
Market shares (in millions)	1,084,303	1,125,194	(40,891)	(3.6)%	3,556,467	3,206,789	349,678	10.9%
MIH shares (in millions)	7,085	12,058	(4,973)	(41.2)%	29,393	34,708	(5,315)	(15.3)%
ADV(1):
Market ADV (in millions)(1)	16,942	17,581	(639)	(3.6)%	19,019	17,241	1,778	10.3%
MIH ADV (in millions)(1)	111	188	(77)	(41.0)%	157	187	(30)	(16.0)%
MIH market share	0.7%	1.1%	(0.4) pts	(36.4)%	0.8%	1.1%	(0.3) pts	(27.3)%
Equities capture (per 100 shares)(defined below)(3)	$0.011	$(0.015)	$0.026	*	$0.004	$(0.016)	$0.020	*
Futures:
Agricultural:
Number of trading days	64	64	—	—%	187	187	—	—%
Agricultural products total contracts	731,384	513,406	217,978	42.5%	2,194,520	2,736,313	(541,793)	(19.8)%
Agricultural products ADV(1)	11,428	8,022	3,406	42.5%	11,735	14,633	(2,898)	(19.8)%
Agricultural products RPC(2)	$2.323	$2.369	$(0.046)	(1.9)%	$2.198	$2.233	$(0.035)	(1.6)%
Financial:
Number of trading days from launch(4)	64	na	na	na	94	na	na	na
Financial products total contracts	171,702	na	na	na	410,185	na	na	na
Financial products ADV(4)	2,683	na	na	na	4,364	na	na	na
Financial products RPC(2)	$(1.428)	na	na	na	$(1.624)	na	na	na
International:
Total listed securities (period end)	6,092	5,808	284	4.9%	6,092	5,808	284	4.9%
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
Three Months Ended September 30, 2026
We believe the growth in Options Market ADV for the three months ended September 30, 2026 compared to the prior period of 14.3% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.
U.S. Equities Market ADV for the three months ended September 30, 2026 compared to the prior period decreased 3.6%.
Our Options market share for the three months ended September 30, 2026 compared to the prior period increased to 17.4% from 17.2%. Our Options revenue per contract decreased 4.9% for the three months ended September 30, 2026 compared to the prior period primarily due to changes in product mix and fee changes.
Our U.S. Equities market share for the three months ended September 30, 2026 compared to the prior period decreased to 0.7% from 1.1%. Our Equities capture was $0.011 per 100 shares for the three months ended September 30, 2026 compared to $(0.015) in the prior period where liquidity payments exceeded transaction revenues. The change was primarily due to pricing changes and changes in product and customer mix.
Futures agricultural products ADV for the three months ended September 30, 2026 compared to the prior period increased 42.5% due to higher volatility. Futures agricultural revenue per contract decreased 1.9%.
Futures financial products launched on May 17, 2026 with a trade date of May 18, 2026. Revenue per contract is currently inverted as we have introduced incentive programs that promote liquid markets to attract market participants.

Nine Months Ended September 30, 2026

We believe the growth in Options Market ADV for the nine months ended September 30, 2026 compared to the prior period of 19.1% is due to the continuation of several trends including heightened market volatility, growing retail participation, technological advances, increased sophistication of trading strategies, and the proliferation and adoption of new asset classes and financial products.

We believe the increase in U.S. Equities Market ADV for the nine months ended September 30, 2026 compared to the prior period of 10.3% is due to similar trends as seen in the Options Market.

Our Options market share for the nine months ended September 30, 2026 compared to the prior period increased to 17.1% from 16.7%. Our Options revenue per contract increased 1.9% for the nine months ended September 30, 2026 compared to the prior period primarily due to changes in product mix, partially offset by pricing changes.

Our U.S. Equities market share for the nine months ended September 30, 2026 compared to the prior period decreased to 0.8% from 1.1%. Our Equities capture at $0.004 per 100 shares was positive for the nine months ended September 30, 2026 compared to $(0.016) in the prior period where liquidity payments exceeded transaction revenues. The change was primarily due to pricing changes.

Futures agricultural products ADV for the nine months ended September 30, 2026 compared to the prior period decreased 19.8% due to lower volatility and participant migration timing to MIAX Futures Onyx. Futures agricultural revenue per contract decreased 1.6%.

Futures financial products launched on May 17, 2026 with a trade date of May 18, 2026. Revenue per contract is currently inverted as we have introduced incentive programs that promote liquid markets to attract market participants.

Revenues
Total revenues for the three months ended September 30, 2026 increased $36.4 million, or 10.7%, compared to the prior period primarily due to:
•$23.1 million increase in Section 31 fees due to a higher average rate as Section 31 fees were temporarily paused in the three months ended September 30, 2025.
•$10.8 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 14.3% increase in Options market contracts and a 1.2% increase in MIH Options market share, partially offset by a 9.4% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$9.6 million increase in Options access fees primarily due to increases in member connections, and 2026 fee increases.
•$3.9 million increase in Futures transaction and clearings fees primarily due to higher clearing revenue from Dorman Trading.
•$3.2 million increase in Options market data fees primarily due to new product offerings and fee increases.
•$14.1 million decrease in Equities transaction and clearing fees excluding Section 31 revenue primarily as a result of a 36.4% decrease in MIAX Pearl Equities market share and a 5.2% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
Total revenues for the nine months ended September 30, 2026 increased $138.9 million, or 14.0%, compared to the prior period primarily due to:
•$93.0 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 19.8% increase in Options market contracts, and a 2.4% increase in MIH Options market share, partially offset by a 7.5% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$26.9 million increase in Options access fees primarily due to increases in member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$10.8 million increase in Section 31 fees primarily due to a higher average rate and increased volume. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
•$8.9 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$8.6 million increase in Options market data fees primarily due to new product offerings and fee increases.
•$5.0 million increase in Futures transaction and clearing fees primarily due to higher clearing revenue from Dorman Trading.
•$13.3 million decrease in Equities transaction and clearing fees excluding Section 31 revenue primarily as a result of a 27.3% decrease in MIAX Pearl Equities market share.
The following summarizes changes in revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Transaction and clearing fees	$316,420	$292,814	$23,606	8.1%	$963,714	$868,257	$95,457	11.0%
Access fees	36,949	27,096	9,853	36.4%	105,247	77,285	27,962	36.2%
Market data fees	13,877	10,730	3,147	29.3%	39,038	30,625	8,413	27.5%
Other revenue	8,937	9,138	(201)	(2.2)%	25,503	18,472	7,031	38.1%
Total revenues	$376,183	$339,778	$36,405	10.7%	$1,133,502	$994,639	$138,863	14.0%

Transaction and Clearing Fees
The following table presents transaction and clearing fees by operating segment for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options	$274,261	$245,406	$28,855	11.8%	$817,720	$712,330	$105,390	14.8%
Equities	22,788	31,899	(9,111)	(28.6)%	85,633	100,545	(14,912)	(14.8)%
Futures	19,300	15,424	3,876	25.1%	60,164	55,184	4,980	9.0%
International	71	85	(14)	(16.5)%	197	198	(1)	(0.5)%
Total transaction and clearing fees	$316,420	$292,814	$23,606	8.1%	$963,714	$868,257	$95,457	11.0%
Transaction and clearing fees increased $23.6 million, or 8.1%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$23.1 million increase in Section 31 fees due to a higher average rate as Section 31 fees were temporarily paused in the three months ended September 30, 2025.
•$10.8 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 14.3% increase in Options market contracts and a 1.2% increase in MIH Options market share, partially offset by a 9.4% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$3.9 million increase in Futures transaction and clearing fees primarily due to higher clearing revenue from Dorman Trading.
•$14.1 million decrease in Equities transaction and clearing fees excluding Section 31 revenue as a result of a 36.4% decrease in MIAX Pearl Equities market share and a 5.2% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
Transaction and clearing fees increased $95.5 million, or 11.0%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$93.0 million increase in Options transaction and clearing fees excluding Section 31 revenue primarily as a result of a 19.8% increase in Options market contracts, and a 2.4% increase in MIH Options market share, partially offset by a 7.5% decrease in transaction and clearing fees excluding Section 31 fees revenue per contract.
•$10.8 million increase in Section 31 fees primarily due to a higher average rate and increased volume. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
•$5.0 million increase in Futures transaction and clearing fees primarily due to higher clearing revenue from Dorman Trading.
•$13.3 million decrease in Equities transaction and clearing fees excluding Section 31 revenue primarily as a result of a 27.3% decrease in MIAX Pearl Equities market share.
Access Fees
Access fees increased $9.9 million, or 36.4%, for the three months ended September 30, 2026 compared to the same period in 2025, and $28.0 million, or 36.2%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.

Market Data Fees
Market data fees increased $3.1 million, or 29.3%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.0 million increase due to ad-hoc historical market data sales.
•$1.2 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million increase due to higher OPRA.
•$0.4 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Market data fees increased $8.4 million, or 27.5%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$6.5 million increase due to ad-hoc historical market data sales.
•$3.6 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million decrease due to lower OPRA.
•$1.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue decreased $0.2 million or 2.2% for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$1.1 million decrease due to lower member fines.
•$0.3 million increase in interest income.
•$0.6 million increase in the International segment primarily due to an increase in listed securities.
Other revenue increased $7.0 million or 38.1% for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$8.9 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$1.3 million decrease due to lower member fines.
Cost of Revenues
Cost of revenues increased $14.9 million, or 6.5%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$23.0 million increase in Section 31 fees due to a higher average rate as Section 31 fees were temporarily paused in the three months ended September 30, 2025.
•$4.4 million increase in Options liquidity payments primarily driven by a 14.3% increase in Options market contracts and a 1.2% increase in MIH Options market share, partially offset by an 11.1% decrease in Options liquidity payments cost of revenue per contract.
•$4.2 million increase in Futures cost of revenues primarily due to higher Dorman Trading related fees.
•$16.6 million decrease in Equities liquidity payments primarily driven by a 36.4% decrease in MIAX Pearl Equities market share, and a 14.3% decrease in MIAX Pearl Equities liquidity capture.

Cost of revenues increased $44.2 million, or 6.4%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$47.0 million increase in Options liquidity payments primarily driven by a 19.8% increase in Options market contracts, and a 2.4% increase in MIH Options market share, partially offset by a 10.9% decrease in Options liquidity payments cost of revenue per contract.
•$10.8 million increase in Section 31 fees primarily due to a higher average rate and increased volume. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
•$6.4 million increase in Futures cost of revenues primarily due to higher Dorman Trading related fees.
•$20.0 million decrease in Equities liquidity payments primarily driven by a 27.3% decrease in MIAX Pearl Equities market share, and a 7.5% decrease in MIAX Pearl Equities liquidity capture.
The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Liquidity payments	$206,313	$217,286	$(10,973)	(5.1)%	$636,472	$606,983	$29,489	4.9%
Brokerage, clearing and exchange fees	14,212	11,612	2,600	22.4%	45,849	42,547	3,302	7.8%
Section 31 fees	23,028	—	23,028	*	46,004	35,225	10,779	30.6%
Other cost of revenues	1,621	1,397	224	16.0%	4,462	3,855	607	15.7%
Total cost of revenues	$245,174	$230,295	$14,879	6.5%	$732,787	$688,610	$44,177	6.4%

Liquidity Payments
The following table presents liquidity payments by operating segment for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Options	$185,334	$180,950	$4,384	2.4%	$552,473	$505,517	$46,956	9.3%
Equities	16,862	33,470	(16,608)	(49.6)%	72,299	92,315	(20,016)	(21.7)%
Futures	4,117	2,866	1,251	43.6%	11,700	9,151	2,549	27.9%
Total liquidity payments	$206,313	$217,286	$(10,973)	(5.1)%	$636,472	$606,983	$29,489	4.9%
Liquidity payments decreased $11.0 million, or 5.1%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$16.6 million decrease in Equities liquidity payments primarily driven by a 36.4% decrease in MIAX Pearl Equities market share, and a 14.3% decrease in MIAX Pearl Equities liquidity capture.
•$1.3 million increase in Futures liquidity payments primarily due to higher Dorman Trading rebates.
•$4.4 million increase in Options liquidity payments primarily driven by a 14.3% increase in Options market contracts and a 1.2% increase in MIH Options market share, partially offset by an 11.1% decrease in Options liquidity payments cost of revenue per contract.

Liquidity payments increased $29.5 million, or 4.9%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$47.0 million increase in Options liquidity payments primarily driven by a 19.8% increase in Options market contracts, and a 2.4% increase in MIH Options market share, partially offset by a 10.9% decrease in Options liquidity payments cost of revenue per contract.
•$2.5 million increase in Futures liquidity payments due to increased Dorman trading rebates as well as increased rebates at the MIAX Futures Exchange primarily due to the launch of futures financial products in May 2026 where we have introduced incentive programs that promote liquid markets to attract market participants.
•$20.0 million decrease in Equities liquidity payments primarily driven by a 27.3% decrease in MIAX Pearl Equities market share, and a 7.5% decrease in MIAX Pearl Equities liquidity capture.
Brokerage, Clearing and Exchange Fees
Brokerage, clearing and exchange fees increased $2.6 million, or 22.4%, for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $2.4 million increase in clearing fees for Dorman Trading.
Brokerage, clearing and exchange fees increased $3.3 million, or 7.8%, for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to:
•$4.4 million increase in clearing fees for Dorman Trading.
•$0.8 million increase in the Options segment.
•$1.8 million decrease in the Futures segment due to the migration from the CME Globex trading platform to the MIAX Futures Onyx trading platform.
Section 31 Fees
Section 31 fees increased $23.0 million, or 100.0%, for the three months ended September 30, 2026 compared to the same period in 2025, as Section 31 fees were temporarily paused in the three months ended September 30, 2025.
Section 31 fees increased $10.8 million, or 30.6%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a higher average rate and increased volume. The rate was temporarily reduced from $27.80 per million for covered sales to $0.00 per million for covered sales beginning on May 14, 2025. On April 4, 2026, the new fee rates were set at $20.60 per million for covered sales.
Other Cost of Revenues
Other cost of revenues increased $0.2 million, or 16.0% for the three months ended September 30, 2026 compared to the same period in 2025, and $0.6 million, or 15.7%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased pass-through expenses.
Revenues Less Cost of Revenues
Revenues less cost of revenues increased $21.5 million, or 19.7%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$9.9 million increase in access fees primarily due to increased member connections, and 2026 fee increases.
•$6.2 million increase in Options transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees (“Net Transaction Fees”) primarily due to a 14.3% increase in Options market contracts, and a 1.2% increase in MIH Options market share, partially offset by a 4.9% decrease in revenue per contract.
•$3.1 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings.
•$2.5 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes and changes in product and customer mix, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.

Revenues less cost of revenues increased $94.7 million, or 30.9%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$45.3 million increase in Options net transaction fees primarily due to a 19.8% increase in Options market contracts, a 2.4% increase in MIH Options market share, and a 1.9% increase in revenue per contract,.
•$28.0 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$8.4 million increase in market data fees primarily due to increased proprietary market data from fee increases and new product offerings.
•$7.0 million increase in other revenue primarily due to the TISE Acquisition in June 2025.
•$6.8 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes and changes in product and customer mix, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
The following summarizes the components of revenues less cost of revenues for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange, and Section 31 fees	$72,867	$63,916	$8,951	14.0%	$235,389	$183,502	$51,887	28.3%
Access fees	36,949	27,096	9,853	36.4%	105,247	77,285	27,962	36.2%
Market data fees	13,877	10,730	3,147	29.3%	39,038	30,625	8,413	27.5%
Other revenue	8,937	9,138	(201)	(2.2)%	25,503	18,472	7,031	38.1%
Other cost of revenues	(1,621)	(1,397)	(224)	*	(4,462)	(3,855)	(607)	*
Revenues less cost of revenues	$131,009	$109,483	$21,526	19.7%	$400,715	$306,029	$94,686	30.9%
__________________
*Not meaningful
Transaction and Clearing Fees Less Liquidity Payments, Brokerage, Clearing, Exchange and Section 31 Fees
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees increased $9.0 million, or 14.0%, for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to:
•$6.2 million increase in Options net transaction fees due to a 14.3% increase in Options market contracts, and a 1.2% increase in MIH Options market share, partially offset by a 4.9% decrease in revenue per contract.
•$2.5 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes and changes in product and customer mix, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
Transaction and clearing fees less liquidity payments, brokerage, clearing, exchange and Section 31 fees increased $51.9 million, or 28.3%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to:
•$45.3 million increase in Options net transaction fees due to a 19.8% increase in Options market contracts, a 2.4% increase in MIH Options market share, and a 1.9% increase in revenue per contract.
•$6.8 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.

Access Fees
Access fees increased $9.9 million, or 36.4%, for the three months ended September 30, 2026 compared to the same period in 2025, and $28.0 million, or 36.2%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
Market Data Fees
Market data fees increased $3.1 million, or 29.3%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.0 million increase due to ad-hoc historical market data sales.
•$1.2 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million increase due to higher OPRA.
•$0.4 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Market data fees increased $8.4 million, or 27.5%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$6.5 million increase due to ad-hoc historical market data sales.
•$3.6 million increase in proprietary market data primarily due to fee increases and new product offerings.
•$0.3 million decrease due to lower OPRA.
•$1.3 million decrease from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
Other Revenue
Other revenue decreased $0.2 million or 2.2% for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$1.1 million decrease due to lower member fines.
•$0.3 million increase in interest income.
•$0.6 million increase in the International segment primarily due to an increase in listed securities.
Other revenue increased $7.0 million or 38.1% for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$8.9 million increase in the International segment primarily due to the TISE Acquisition in June 2025.
•$1.3 million decrease due to lower member fines.
Other Cost of Revenues
Other cost of revenues increased $0.2 million, or 16.0% for the three months ended September 30, 2026 compared to the same period in 2025, and $0.6 million, or 15.7%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased pass-through expenses.
Operating Expenses
Total operating expenses for the three months ended September 30, 2026 compared to the same period in 2025 decreased $26.0 million, or 23.7%, primarily due to decreased compensation and benefits related to the IPO in 2025, and a 2025 impairment for owned land and building, partially offset by a higher professional fees and outside services primarily due to a provision for notes receivable.

Total operating expenses for the nine months ended September 30, 2026 compared to the same period in 2025 increased $23.0 million, or 9.0%, primarily due to increased litigation including a litigation settlement, higher CAT related expenses due to provision for notes receivable, higher information technology expenses, and increased marketing expenses. These were partially offset by decreased compensation and benefits primarily due to the IPO, a 2025 impairment for owned land and building, and lower acquisition-related costs.
The following summarizes the components of operating expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Change	Nine Months Ended September 30,		Increase/ (Decrease)	Percent Change
	2026	2025			2026	2025
Operating Expenses:
Compensation and benefits	$40,286	$68,753	$(28,467)	(41.4)%	$125,642	$146,734	$(21,092)	(14.4)%
Information technology and communication costs	9,601	9,290	311	3.3%	29,286	25,689	3,597	14.0%
Depreciation and amortization	9,453	8,229	1,224	14.9%	26,319	21,337	4,982	23.3%
Occupancy costs	2,938	3,568	(630)	(17.7)%	9,158	9,018	140	1.6%
Professional fees and outside services	15,386	10,807	4,579	42.4%	38,241	30,159	8,082	26.8%
Marketing and business development	1,249	759	490	64.6%	5,409	2,077	3,332	160.4%
Acquisition-related costs	—	—	—	—	—	2,901	(2,901)	(100.0)%
Litigation settlement	—	—	—	—	30,000	—	30,000	100.0%
General, administrative, and other	4,892	8,382	(3,490)	(41.6)%	15,691	18,835	(3,144)	(16.7)%
Total operating expenses	$83,805	$109,788	$(25,983)	(23.7)%	$279,746	$256,750	$22,996	9.0%
The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Three Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$38,687	$9,534	$17,143	$4,794	$13,647	$83,805
Share-based compensation - Compensation and benefits(1)	(3,086)	(669)	(1,515)	(234)	(880)	(6,384)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(210)	(210)
Share-based compensation - General, administrative, and other(3)	—	—	(90)	(150)	(705)	(945)
Total share-based compensation	(3,086)	(669)	(1,605)	(384)	(1,795)	(7,539)
Provision for notes receivable- Professional fees and outside services	(4,694)	(1,574)	—	—	—	(6,268)
Litigation - Professional fees and outside services	(188)	—	—	—	(63)	(251)
Depreciation and amortization	(4,626)	(1,601)	(2,087)	(521)	(618)	(9,453)
Total adjusted operating expenses	$26,093	$5,690	$13,451	$3,889	$11,171	$60,294
__________________
(1)The Options segment includes $1.3 million in stock options, $0.5 million in restricted stock awards, and $1.2 million in restricted stock units. The Equities segment includes $0.3 million in stock options, $0.2 million in restricted stock awards, and $0.3 million in restricted stock units. The Futures segment includes $0.8 million in stock options, $0.2 million in restricted stock awards, and $0.6 million in restricted stock units. The International segment includes $0.1 million in stock options, less than $0.1 million in restricted stock awards, and $0.1 million restricted stock units. The Corporate / Other segment includes $0.4 million in stock options, $0.1 million in restricted stock awards, and $0.4 million in restricted stock units.

(2)The Corporate / Other segment includes $0.2 million in stock options, and less than $0.1 million in both restricted stock units, and warrants.
(3)The Futures segment includes $0.1 million in stock options. The International segment includes $0.2 million in stock options. The Corporate / Other segment includes $0.7 million in restricted stock units.

	Three Months Ended September 30, 2025
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$43,135	$9,210	$23,322	$4,750	$29,371	$109,788
Share-based compensation - Compensation and benefits(1)	(13,322)	(2,399)	(7,103)	(511)	(4,481)	(27,816)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(909)	(909)
Share-based compensation - General, administrative, and other(3)	—	—	—	—	(373)	(373)
Total share-based compensation	(13,322)	(2,399)	(7,103)	(511)	(5,763)	(29,098)
Litigation - Professional fees and outside services	(608)	—	—	—	(203)	(811)
Impairment of long-lived assets - General, administrative, and other	—	—	—	—	(1,978)	(1,978)
One time IPO payments - Compensation and benefits	—	—	—	—	(6,848)	(6,848)
One time IPO payments - General, administrative, and other	—	—	—	—	(1,200)	(1,200)
Total One time IPO payments	—	—	—	—	(8,048)	(8,048)
Depreciation and amortization	(3,826)	(1,570)	(1,692)	(435)	(706)	(8,229)
Total adjusted operating expenses	$25,379	$5,241	$14,527	$3,804	$12,673	$61,624
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
(3)The Corporate / Other segment includes $0.3 million in stock options, and $0.1 million in restricted stock awards.

The following is a reconciliation of operating expenses to adjusted operating expenses by segment (in thousands):

	Nine Months Ended September 30, 2026
	Options	Equities	Futures	International	Corporate / Other	Total
Total operating expenses	$136,614	$25,130	$52,004	$13,825	$52,173	$279,746
Share-based compensation - Compensation and benefits(1)	(9,710)	(2,106)	(4,518)	(601)	(2,873)	(19,808)
Share-based compensation - Professional fees and outside services(2)	—	—	—	—	(866)	(866)
Share-based compensation - General, administrative, and other(3)	—	—	(300)	(427)	(2,101)	(2,828)
Total share-based compensation	(9,710)	(2,106)	(4,818)	(1,028)	(5,840)	(23,502)
Provision for notes receivable- Professional fees and outside services	(4,694)	(1,574)	—	—	—	(6,268)
Litigation - Professional fees and outside services	(4,527)	—	—	—	(1,509)	(6,036)
Litigation settlement	(22,500)	—	—	—	(7,500)	(30,000)
Depreciation and amortization	(13,446)	(3,963)	(5,450)	(1,507)	(1,953)	(26,319)
Total adjusted operating expenses	$81,737	$17,487	$41,736	$11,290	$35,371	$187,621
__________________
(1)The Options segment includes $4.4 million in stock options, $3.9 million in restricted stock awards, and $1.4 million in restricted stock units. The Equities segment includes $0.9 million in stock options, $0.9 million in restricted stock awards, and $0.3 million in restricted stock units. The Futures segment includes $2.4 million in stock options, $1.4 million in restricted stock awards, and $0.7 million in restricted stock units. The International segment includes $0.4 million in stock options, $0.1 million in restricted stock awards, and $0.1 million in restricted stock units. The Corporate / Other segment includes $1.3 million in stock options, $1.2 million in restricted stock awards, and $0.4 million in restricted stock units.
(2)The Corporate / Other segment includes $0.6 million in stock options, $0.2 million in restricted stock awards, less than $0.1 million in restricted stock units, and $0.1 million in warrants.
(3)The Futures segment includes $0.3 million in stock options, and less than $0.1 million in restricted stock awards. The International segment includes $0.4 million in stock options. The Corporate / Other segment includes $2.1 million in restricted stock units.

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
(3)The Futures segment includes $0.1 million in stock options, and $0.1 million in restricted stock awards. The International segment includes less than $0.1 million in both stock options and restricted stock awards. The Corporate / Other segment includes $0.6 million in stock options, and $0.2 million in restricted stock awards.

Compensation and Benefits
Compensation and benefits decreased $28.5 million, or 41.4%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$21.8 million decrease in share-based compensation primarily due to 2025 acceleration of vesting upon the IPO, and lower amortization due to fully vested prior year grants, partially offset by new grants.
•$6.8 million decrease due to one-time IPO bonuses paid in 2025 to certain employees.
Compensation and benefits decreased $21.1 million, or 14.4%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$25.5 million decrease in share-based compensation primarily due to 2025 acceleration of vesting upon the IPO, and lower amortization due to fully vested prior year grants, partially offset by new grants.
•$6.8 million decrease due to one-time IPO bonuses paid in 2025 to certain employees.
•$1.5 million increase due to lower internally developed software.
•$2.7 million increase in benefits and taxes primarily related to increased share-based compensation related taxes and higher headcount.
•$3.3 million increase in cash bonuses primarily driven by increased headcount and higher profitability.

•$3.6 million increase in salaries primarily driven by higher headcount and merit increases.
Information Technology and Communication Costs
Information technology and communication costs increased $0.3 million, or 3.3%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due higher general IT expenses including software and hardware maintenance costs.
Information technology and communication costs increased $3.6 million, or 14.0%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.1 million increase in software and hardware maintenance costs primarily due to the buildout of the MIAX Sapphire exchange and the MIAX Futures Onyx and BSX trading platforms.
•$1.0 million increase in other general IT costs.
•$0.5 million increase for data center costs primarily due to additional space needed.
Depreciation and Amortization
Depreciation and amortization increased $1.2 million, or 14.9% for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$3.1 million increase resulting from capital spending including the launch of the MIAX Sapphire trading floor, and the MIAX Futures Onyx trading platform, as well as increased trading system and business system capacity growth and new functionality.
•$1.8 million decrease from certain assets being fully depreciated.
Depreciation and amortization increased $5.0 million, or 23.3% for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$5.9 million increase resulting from capital spending including the launch of the MIAX Sapphire trading floor, and the MIAX Futures Onyx platform, as well as increased trading system and business system capacity growth and new functionality.
•$0.9 million decrease from certain assets being fully depreciated.
Occupancy Costs
Occupancy costs decreased $0.6 million, or 17.7%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to modification of leases.
For the nine months ended September 30, 2026 compared to the same period in 2025, occupancy costs were relatively unchanged.
Professional Fees and Outside Services
Professional fees and outside services costs increased $4.6 million, or 42.4%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$6.3 million increase due to an additional provision for certain CAT costs that are no longer expected to be recoverable.
•$0.8 million increase in audit fees.
•$0.6 million decrease in litigation expenses.
•$0.6 million decrease in consulting expenses.
•$0.4 million decrease in legal expenses.
•$1.0 million decrease in regulatory expenses primarily driven by lower CAT costs.

Professional fees and outside services costs increased $8.1 million, or 26.8%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$6.3 million increase due to an additional provision for certain CAT costs that are no longer expected to be recoverable.
•$3.3 million increase in litigation expenses.
•$1.3 million increase in audit fees.
•$0.9 million increase in legal fees.
•$0.7 million decrease in consulting expenses.
•$2.9 million decrease in regulatory expenses primarily driven by lower CAT costs as invoicing were paused for the majority of the nine months ended September 30, 2026.
Marketing and Business Development
Marketing and business development costs increased $0.5 million, or 64.6%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to $0.6 million increase in marketing programs for new financial futures products.
Marketing and business development costs increased $3.3 million, or 160.4%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.5 million increase in advertising and promotion, primarily related to the launch of the Company’s new nationwide advertising campaign, “Excellence in Every Exchange.”
•$0.9 million increase in marketing programs for new financial futures products.
Acquisition-Related Costs
Acquisition-related costs include fees for professional services, and other external costs directly related to the acquisition. There were no acquisition-related costs for the three and nine months ended September 30, 2026, and for the three months ended September 30, 2025. For the nine months ended September 30, 2025, acquisition-related costs of $2.9 million were related to the TISE Acquisition.
Litigation Settlement
Litigation settlement costs of $30.0 million for the nine months ended September 30, 2026 represents amount recognized in connection with a loss contingency related to the Nasdaq matter. See Note 15 - "Commitments and Contingencies - Claims and Litigation" of the notes to condensed consolidated financial statements, for additional information.
General, Administrative, and Other
General, administrative, and other expenses decreased $3.5 million, or 41.6% for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.0 million decrease from owned land and building impairments in 2025.
•$1.2 million decrease in director-related fees primarily related to one time IPO related termination payments to former directors in 2025.
•$0.3 million decrease in other general expenses.
General, administrative, and other expenses decreased $3.1 million, or 16.7% for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•$2.7 million decrease from owned land and building impairments in 2025.
•$0.4 million decrease in other general expenses.

Operating Income (Loss)
As a result of the items above, operating income was $47.2 million for the three months ended September 30, 2026, compared to an operating loss of $0.3 million for the same period in 2025. For the nine months ended September 30, 2026, operating income was $121.0 million compared to $49.3 million for the same period in 2025.
Change in Fair Value of Puttable Common Stock
The change in fair value of puttable common stock of $(0.3) million for the three months ended September 30, 2025, and $(2.2) million for the nine months ended September 30, 2025, represents the increase in fair value of outstanding common stock awarded to the participants of ERPs I and II. Prior to the IPO, these awards had an associated put right that could require the Company to repurchase a certain percentage of the fair market value of the award upon exercise.
The right to put shares terminated upon completion of the Company’s IPO in August 2025.
Change in Fair Value of Puttable Warrants Issued with Debt
The change in fair value of puttable warrants issued with debt of $(0.3) million for the three months ended September 30, 2025, and $(1.2) million for the nine months ended September 30, 2025, represents the increase in fair value of the warrants issued in connection with the 2029 Senior Secured Term Loan. Prior to the IPO, the warrants included a put right for unexercised warrant under certain conditions, and were classified as liability.
The right to put warrants terminated upon completion of the Company’s IPO in August 2025.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was less than $0.1 million for the three months ended September 30, 2026, compared to $3.4 million in the same period in 2025, and $0.1 million for the nine months ended September 30, 2026, compared to $12.7 million in the same period in 2025. On August 18, 2025, the Company used a portion of the proceeds from the IPO to repay the entire outstanding balance of the 2029 Senior Secured Term Loan including the Incremental Term Loan in an aggregate principal amount of $140.0 million.
Interest Income
Interest income was $5.9 million for the three months ended September 30, 2026, an increase of $3.3 million or 123.5% compared to the same period in 2025, and $15.6 million for the nine months ended September 30, 2025, an increase of $10.2 million or 190.1% compared to the same period in 2025, both primarily due to a higher average cash balance from proceeds from the IPO and increased cash from operations.
Loss on Sale of Intangible Asset
The loss of $2.1 million for the nine months ended September 30, 2025, represents the realized loss on the second tranche of the 125 million Pyth tokens that were unlocked in the second quarter of 2025 by the Pyth Network and sold by BSX during the same period. The loss represents the difference in the carrying value of the asset and the sale proceeds. BSX sold these tokens for $16.2 million, net of expenses incurred.
Unrealized Gain (Loss) on Derivative and Digital Assets
For the three months ended September 30, 2026, the unrealized gain of $9.8 million reflects the aggregate unrealized gain from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network. For the three months ended September 30, 2025, the unrealized gain of $8.0 million represents the unrealized gain on 250 million Pyth tokens that remained locked by the Pyth Network.
For the nine months ended September 30, 2026, the unrealized gain of $6.9 million reflects the aggregate unrealized gain from the mark-to-market valuation of digital assets related to unlocked Pyth tokens and derivative assets related to the 125 million Pyth tokens that remain locked by the Pyth Network. For the nine months ended September 30, 2025, the unrealized loss of $39.0 million represents the unrealized loss on 250 million Pyth tokens that remained locked by the Pyth Network.

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
Other, Net
For the three months ended September 30, 2026, other income, net of $1.2 million primarily represents an unrealized gain on marketable equity securities. For the three months ended September 30, 2025, other income, net of $(1.6) million primarily represents a warrant modification expense of $1.5 million.
For the nine months ended September 30, 2026, other income, net of $(1.0) million primarily represents an unrealized loss on marketable equity securities of $1.6 million, partially offset by dividend income of $0.5 million. For the nine months ended September 30, 2025, other income, net of $10.8 million primarily represents an $8.6 million gain on the remeasurement of the pre-existing equity interest in TISE, unrealized gain on available for sale marketable equity securities of $1.7 million, dividend income of $1.0 million, foreign currency gain of $0.9 million, partially offset by a warrant modification expense of $1.5 million.
Income (Loss) Before Income Tax Provision
As a result of the above, income before income tax provision was $64.1 million for the three months ended September 30, 2026 compared to a loss of $102.9 million for the same period in 2025. For the nine months ended September 30, 2026, income before income tax provision was $192.9 million as compared to a loss of $99.4 million for the same period in 2025.
Income Tax Provision
There was a tax expense of $11.6 million for the three months ended September 30, 2026 on pre-tax income of $64.1 million, and for the same period a year earlier there was a tax benefit of $0.8 million on pre-tax loss of $102.9 million, resulting in an effective tax rate of 18.1% and 0.8%, respectively. The change in the effective tax rate was mainly due to the existence of a deferred tax valuation allowance in the third quarter of 2025, which was released in the first quarter of 2026, and a discrete tax benefit in the third quarter of 2026 from the vesting of RSAs and the exercise of stock options and warrants at values higher than the grant date book expense previously recognized for financial reporting.
There was a tax benefit of $74.0 million for the nine months ended September 30, 2026 on pre-tax income of $192.9 million, and for the same period a year earlier there was a tax expense of $0.5 million on pre-tax loss of $99.4 million, resulting in an effective tax rate of (38.4)% and (0.5)%, respectively. The change in the effective tax rate was mainly due to the release of the deferred tax valuation allowance in 2026.
Net Income (Loss)
As a result of the items above, net income for the three months ended September 30, 2026 was $52.5 million compared to a net loss of $102.1 million for the same period in 2025. For the nine months ended September 30, 2026, net income was $266.9 million as compared to a net loss of $100.0 million for the same period in 2025.

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
The following summarizes our total revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$317,286	$276,540	14.7%	84.3%	81.4%	$939,232	$799,393	17.5%	82.9%	80.4%
Equities	28,694	38,028	(24.5)%	7.6%	11.2%	103,238	118,466	(12.9)%	9.1%	11.9%
Futures	23,772	19,364	22.8%	6.3%	5.7%	72,672	67,278	8.0%	6.4%	6.8%
International	6,139	5,533	11.0%	1.6%	1.6%	17,527	8,650	102.6%	1.5%	0.9%
Corporate/Other	292	313	(6.7)%	0.1%	0.1%	833	852	(2.2)%	0.1%	0.1%
Total revenues	$376,183	$339,778	10.7%	100.0%	100.0%	$1,133,502	$994,639	14.0%	100.0%	100.0%
The following summarizes our total revenues less cost of revenues by segment (in thousands, except percentages):

				Percentage of Total Revenues Less Cost of Revenues					Percentage of Total Revenues Less Cost of Revenues
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Options	$112,586	$94,499	19.1%	85.9%	86.3%	$348,247	$268,488	29.7%	86.9%	87.7%
Equities	6,660	4,352	53.0%	5.1%	4.0%	18,866	12,374	52.5%	4.7%	4.0%
Futures	4,978	4,786	4.0%	3.8%	4.4%	14,702	15,665	(6.1)%	3.7%	5.1%
International	6,139	5,533	11.0%	4.7%	5.1%	17,527	8,650	102.6%	4.4%	2.8%
Corporate/Other	646	313	106.4%	0.5%	0.3%	1,373	852	61.2%	0.3%	0.3%
Total revenues less cost of revenues	$131,009	$109,483	19.7%	100.0%	100.0%	$400,715	$306,029	30.9%	100.0%	100.0%
Options
The following summarizes revenues less cost of revenues, operating expenses, operating income, adjusted EBITDA and adjusted EBITDA margin for our Options segment (in thousands, except percentages):

	Three Months Ended September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended, September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended September 30,					Nine Months Ended, September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$112,586	$94,499	19.1%	35.5%	34.2%	$348,247	$268,488	29.7%	37.1%	33.6%
Operating expenses	38,687	43,135	(10.3)%	12.2%	15.6%	136,614	107,348	27.3%	14.5%	13.4%
Operating income	$73,899	$51,364	43.9%	23.3%	18.6%	$211,633	$161,140	31.3%	22.5%	20.2%

Adjusted EBITDA(1)	$86,493	$69,120	25.1%	27.3%	25.0%	$266,509	$194,353	37.1%	28.4%	24.3%
Adjusted EBITDA margin(2)	76.8%	73.1%				76.5%	72.4%

__________________
(1)See “Overview” under “Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $18.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to:
•$9.6 million increase in access fees primarily due to increased member connections, and 2026 fee increases.
•$6.2 million increase in Options net transaction fees due to a 14.3% increase in Options market contracts, and a 1.2% increase in MIH Options market share, partially offset by a 4.9% decrease in revenue per contract.
•$3.2 million increase in market data due to ad-hoc historical market data sales, fee increases and new product offerings, and higher OPRA.
•$0.9 million decrease in other revenue primarily due to lower member fines.
For the three months ended September 30, 2026, operating expenses decreased $4.4 million compared to the three months ended September 30, 2025 primarily due to:
•$8.8 million decrease in compensation and benefits driven by lower share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
•$0.8 million decreases in regulatory fees primarily due to lower CAT costs.
•$0.4 million decrease in litigation expenses.
•$0.4 million decrease in occupancy costs primarily due to modification of leases.
•$0.5 million increase in information technology and communication costs.
•$0.8 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$4.7 million increase due to an additional provision for certain CAT costs that are no longer expected to be recoverable.
As a result of the items above, operating income increased $22.5 million, or 43.9%, for the three months ended September 30, 2026 compared to the same period in 2025. After adjusting for share-based compensation, provision for notes receivable, and litigation costs, adjusted EBITDA increased $17.4 million, or 25.1%, for the three months ended September 30, 2026 compared to the same period in the prior year.
Revenues less cost of revenues increased $79.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to:
•$45.3 million increase in Options net transaction fees due to a 19.8% increase in Options market contracts, a 2.4% increase in MIH Options market share, and a 1.9% increase in revenue per contract.
•$26.9 million increase in access fees primarily due to increased member connections, 2026 fee increases, and the expiration of certain MIAX Sapphire related fee waivers.
•$8.6 million increase in market data primarily due to ad-hoc historical market data sales as well as fee increases and new product offerings, partially offset by lower OPRA.
•$1.0 million decrease in other revenue primarily due to lower member fines.

For the nine months ended September 30, 2026, operating expenses increased $29.3 million compared to the nine months ended September 30, 2025 primarily due to:
•$25.0 million increase in litigation which includes a $22.5 million settlement.
•$4.7 million increase due to an additional provision for certain CAT costs that are no longer expected to be recoverable.
•$3.2 million increase in depreciation and amortization primarily due to the launch of MIAX Sapphire.
•$2.2 million increase in information technology and communication costs.
•$2.1 million decreases in regulatory fees primarily due to lower CAT costs.
•$3.9 million decrease in compensation and benefits driven by lower share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
As a result of the items above, operating income increased $50.5 million, or 31.3%, for the nine months ended September 30, 2026 compared to the same period in 2025. After adjusting for share-based compensation, provision for notes receivable, and litigation costs and settlement, adjusted EBITDA increased $72.2 million, or 37.1%, for the nine months ended September 30, 2026 compared to the same period in the prior year.
Equities
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Equities segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, September 30,		Percent Change	Three Months Ended, September 30,		Nine Months Ended, September 30,		Percent Change	Nine Months Ended, September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$6,660	$4,352	53.0%	23.2%	11.4%	$18,866	$12,374	52.5%	18.3%	10.4%
Operating expenses	9,534	9,210	3.5%	33.2%	24.2%	25,130	24,340	3.2%	24.3%	20.5%
Operating loss	$(2,874)	$(4,858)	*	*	*	$(6,264)	$(11,966)	*	*	*
Adjusted EBITDA(1)	$970	$(889)	*	3.4%	*	$1,379	$(3,524)	*	1.3%	*
Adjusted EBITDA margin(2)	14.6%	*				7.3%	*
__________________
*Not meaningful

(1)See “Overview” under “Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $2.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to:
•$2.5 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes and changes in product and customer mix, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
•$0.3 million decrease in market data, primarily from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.

For the three months ended September 30, 2026, operating expenses increased $0.3 million compared to the three months ended September 30, 2025 primarily due to:
•$1.3 million increase in professional fees and outside services primarily due to an additional provision for certain CAT costs that are no longer expected to be recoverable.
•$0.8 million decrease in compensation and benefits driven by lower share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
As a result of the items above, there was an operating loss of $2.9 million for the three months ended September 30, 2026 as compared to an operating loss of $4.9 million in the same period in the prior year. After adjusting for share-based compensation and provision for notes receivable, adjusted EBITDA was $1.0 million as compared to $0.9 million loss for the same period in the prior year.
Revenues less cost of revenues increased $6.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to:
•$6.8 million increase in Equities net transaction fees primarily due to positive capture caused by pricing changes and changes in product and customer mix, as compared to negative pricing in the prior year when liquidity payments exceeded transaction revenues.
•$0.6 million increase in access fees.
•$0.9 million decrease in market data, primarily from lower MIAX Pearl Equities quote market share which decreased our share of fees from the U.S. Tape Plans.
For the nine months ended September 30, 2026 compared to the same period in 2025, operating expenses increased $0.8 million primarily due to:
•$0.9 million increase in professional fees and outside services primarily due to an additional provision for certain CAT costs that are no longer expected to be recoverable, partially offset by lower ongoing CAT costs.
•$0.6 million increase in compensation and benefits primarily driven by additional headcount, and higher bonus, partially offset by decreases in share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
•$0.6 million decrease in depreciation costs due to end of life of certain assets.
As a result of the items above, there was an operating loss of $6.3 million for the nine months ended September 30, 2026 as compared to an operating loss of $12.0 million in the same period in the prior year. After adjusting for share-based compensation and provision for notes receivable, adjusted EBITDA was $1.4 million as compared to a $3.5 million loss for the same period in the prior year.

Futures
The following summarizes revenues less cost of revenues, operating expenses, operating loss, adjusted EBITDA and adjusted EBITDA margin for our Futures segment (in thousands, except percentages):

	Three Months Ended, September 30,		Percent Change	Percentage of Total Revenues		Nine Months Ended, September 30,		Percent Change	Percentage of Total Revenues
				Three Months Ended, September 30,					Nine Months Ended, September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$4,978	$4,786	4.0%	20.9%	24.7%	$14,702	$15,665	(6.1)%	20.2%	23.3%
Operating expenses	17,143	23,322	(26.5)%	72.1%	120.4%	52,004	58,275	(10.8)%	71.6%	86.6%
Operating loss	$(12,165)	$(18,536)	*	*	*	$(37,302)	$(42,610)	*	*	*
Adjusted EBITDA(1)	$(8,379)	$(9,563)	*	*	*	$(26,516)	$(25,754)	*	*	*
Adjusted EBITDA margin(2)	*	*				*	*
__________________
*Not meaningful

(1)See “Overview” under “Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a $0.5 million increase in net transaction fees from agricultural futures, partially offset by a $0.2 million decrease in financial futures net transaction fees due to inverted financial futures revenue per contract.
For the three months ended September 30, 2026, operating expenses decreased $6.2 million compared to the three months ended September 30, 2025 primarily due to:
•$5.3 million decrease in compensation and benefits excluding MIAXdx, primarily driven by lower share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
•$2.4 million decrease in total operating expenses due to the sale of MIAXdx in January 2026.
•$0.4 million increase in depreciation and amortization excluding the impact of MIAXdx primarily due to the buildout of the new MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$0.5 million increase in information technology and communication costs excluding the impact of MIAXdx.
•$0.5 million increase in marketing and business development primarily due to marketing programs for new financial futures products.
As a result of the items above, there was an operating loss of $12.2 million for the three months ended September 30, 2026 as compared to an operating loss of $18.5 million in the same period in the prior year. After adjusting for share-based compensation and investment gain or loss, adjusted EBITDA was a loss of $8.4 million as compared to a $9.6 million loss for the same period in the prior year.
Revenues less cost of revenues decreased $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to:
•$0.7 million decrease in non-transaction fees primarily due to the sale of MIAXdx in January 2026.
•$0.2 million decrease in net transaction fees due to a $1.3 million decrease in agricultural futures, and a $0.7 million decrease in financial futures net transaction fees due to inverted financial futures revenue per contract. These decreases were partially offset by $1.8 million lower costs of revenues due to the migration from the CME Globex trading platform to the MIAX Futures Onyx trading platform.

For the nine months ended September 30, 2026, operating expenses decreased $6.3 million compared to the nine months ended September 30, 2025 primarily due to:
•$7.2 million decrease in total operating expenses due to the sale of MIAXdx in January 2026.
•$5.1 million decrease in compensation and benefits excluding MIAXdx, primarily driven by lower share-based compensation primarily due to 2025 acceleration of vesting upon the IPO.
•$1.8 million increase in depreciation and amortization excluding the impact of MIAXdx primarily due to the buildout of the MIAX Futures clearing and trading platform (MIAX Futures Onyx).
•$2.0 million increase in marketing and business development due to increased advertising and marketing programs for new financial futures products.
•$2.6 million increase in information technology and communication costs excluding the impact of MIAXdx.
As a result of the items above, there was an operating loss of $37.3 million for the nine months ended September 30, 2026 as compared to an operating loss of $42.6 million in the same period in the prior year. After adjusting for share-based compensation and investment gain or loss, adjusted EBITDA was a loss of $26.5 million as compared to a $25.8 million loss for the same period in the prior year.
International
The following summarizes revenues less cost of revenues, operating expenses, operating income (loss), adjusted EBITDA and adjusted EBITDA margin for our International segment (in thousands, except percentages):

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended, September 30,		Percent Change	Three Months Ended, September 30,		Nine Months Ended, September 30,		Percent Change	Nine Months Ended, September 30,
	2026	2025		2026	2025	2026	2025		2026	2025
Revenues less cost of revenues	$6,139	$5,533	11.0%	100.0%	100.0%	$17,527	$8,650	102.6%	100.0%	100.0%
Operating expenses	4,794	4,750	0.9%	78.1%	85.8%	13,825	10,472	32.0%	78.9%	121.1%
Operating income (loss)	$1,345	$783	71.8%	21.9%	14.2%	$3,702	$(1,822)	*	21.1%	*
Adjusted EBITDA(1)	$2,250	$1,729	30.1%	36.7%	31.2%	$6,237	$131	101.6%	35.6%	1.5%
Adjusted EBITDA margin(2)	36.7%	31.2%				35.6%	1.5%
__________________
*Not meaningful

(1)See “Overview” under “Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” above for a reconciliation of net income to adjusted EBITDA and management’s reasons for using such non-GAAP measures.
(2)Adjusted EBITDA margin represents adjusted EBITDA divided by revenues less cost of revenues.
Revenues less cost of revenues increased $0.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased total listed securities for TISE.
For the three months ended September 30, 2026, operating expenses were relatively unchanged compared to the three months ended September 30, 2025.
As a result of the items above, operating income increased $0.6 million, or 71.8%, for the three months ended September 30, 2026 compared to the same period in 2025. After adjusting for unrealized gains on Pyth tokens, and share-

based compensation, adjusted EBITDA increased $0.5 million, or 30.1%, for the three months ended September 30, 2026 compared to the same period in the prior year.
Revenues less cost of revenues increased $8.9 million for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to the impact of the June 2025 TISE Acquisition.
For the nine months ended September 30, 2026 compared to the same period in 2025, operating expenses increased $3.4 million compared to the nine months ended September 30, 2025 primarily due to the acquisition of TISE in June 2025.
As a result of the items above, there was an operating income of $3.7 million for the nine months ended September 30, 2026 as compared to an operating loss of $1.8 million in the same period in the prior year. After adjusting for realized and unrealized gains and losses on Pyth tokens, and share-based compensation, adjusted EBITDA was $6.2 million as compared to $0.1 million for the same period in the prior year.
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
Based on our current level of operations, we believe our available cash and cash provided by operations will be adequate to meet our current liquidity needs for the next 12 months. In the near term, we expect that our cash from operations will meet our cash needs to fund our operations and capital expenditures. Our future capital requirements will depend on many factors, including but not limited to, our growth rate, headcount, sales and marketing activities, research and development efforts, capital expenditures, the introduction of new products and offerings, potential merger and acquisition activity, other strategic initiatives, volatility in the market or in certain securities and trading volume of our customers. We may be required to seek additional equity or debt financing in the future. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

Cash Flows
The following table summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$206,708	$120,845
Net cash provided by / (used in) investing activities	18,937	(84,494)
Net cash provided by financing activities	49,522	211,686
Effect of exchange rate changes on cash and cash equivalents	(371)	(84)
Increase in cash, cash equivalents, segregated cash, and restricted cash	$274,796	$247,953

	Nine Months Ended
	September 30,
	2026	2025
Reconciliation of cash, cash equivalents, segregated cash, and restricted cash:
Cash and cash equivalents	$698,854	$401,482
Cash segregated under federal and other regulations	26,797	29,509
Restricted cash	13,667	6,005
Restricted cash (clearing house performance bonds and guarantee funds)	93,062	86,204
Restricted cash (participant margin deposits)	—	1,151
Total	$832,380	$524,351
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
For the nine months ended September 30, 2026, cash provided by operating activities was $206.7 million, primarily due to a net income of $266.9 million, and $14.9 million of cash from changes in operating assets and liabilities, partially offset by $75.1 million of non-cash income. The primary driver of the non-cash expenses during the period was a $75.2 million provision for deferred income taxes.
For the nine months ended September 30, 2025, cash provided by operating activities was $120.8 million, primarily due to a net loss of $100.0 million, $234.0 million add-back of non-cash expenses, partially offset by $13.2 million of cash outflows from changes in operating assets and liabilities. The primary drivers of the non-cash expenses during the period was a $107.7 million loss on extinguishment of debt, unrealized loss of $39.0 million on the right to receive Pyth tokens, depreciation and amortization expense of $21.3 million, and share-based compensation expense of $48.0 million.
Cash Provided by (Used in) Investing Activities
For the nine months ended September 30, 2026, cash provided by investing activities was $18.9 million, primarily consisting of $59.9 million of proceeds from the sale of MIAXdx net of cash and cash equivalents partially offset by $29.4 million in purchases of property, equipment and leasehold improvements, $7.9 million in capitalization of internally developed software, $2.8 million in purchases of certificates of deposit, and $1.3 million in purchases of investments.
For the nine months ended September 30, 2025, cash used in investing activities was $84.5 million, consisting of $56.5 million in cash paid, net of cash acquired for TISE, $18.7 million in purchases of property, equipment and leasehold improvements, and $9.4 million in capitalization of internally developed software.

Cash Provided by Financing Activities
For the nine months ended September 30, 2026, cash provided by financing activities was $49.5 million, consisting primarily of $75.6 million in net proceeds from issuance of common stock, partially offset by $26.0 million from stock repurchases.
For the nine months ended September 30, 2025, cash provided by financing activities was $211.7 million, consisting primarily of $366.6 million in net proceeds from the IPO, $36.9 million in proceeds from issuance of debt, partially offset by $140.0 million of debt principal repayment, $36.1 million of debt prepayment premium, and $21.8 million from stock repurchases.
Contractual Obligations
As of September 30, 2026, we have outstanding unsecured promissory notes of $1.5 million, issued in 2023 and maturing in December 2026. Unpaid interest on these promissory notes (but not the principal) is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $20.50 through the maturity date.
As of September 30, 2026, MIAX Futures and Dorman Trading maintain revolving lines of credit with certain banks.
For a discussion of the Company’s outstanding debt, see Note 10 - “Debt” to our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet arrangements as of September 30, 2026. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of the dates presented.

	Payments due by period
	Total	Less than 1 year	More than 1 year
Purchase obligations	$14,094	$3,338	$10,756
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
We review our indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using an October 1 measurement date and may first perform a qualitative assessment. If we elect to perform or are required to perform a quantitative assessment, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to its carrying amount as of the impairment testing date. The determination of asset fair value is subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows. Our estimates of cash flows are based on past experiences adjusted for trends and future expectation, and can be significantly impacted by changes in our business or economic conditions. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.
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
Interest Rate Risk
As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were $698.9 million and $433.6 million, respectively, of which $0.7 million and $0.6 million, respectively, were held in Bermuda, and $26.9 million and $21.7 million, respectively, were held in Guernsey. The remaining cash and cash equivalents are denominated in U.S. dollars and held primarily in interest-bearing accounts with financial institutions and investments in U.S. Treasury securities and money market funds that have original or acquired maturities of 90 days or less. Given the short-term nature and composition of these cash and cash equivalent balances, the Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates. As of September 30, 2026, we had $1.5 million in outstanding debt related to unsecured promissory notes. The outstanding debt bears interest at a fixed interest rate. Changes in interest rates will have no impact on the interest we pay on fixed rate obligations.
Currency Exchange Risk
We are exposed to foreign currency translation risk as revenues and expenses from our operations in Guernsey, through TISE, are denominated in British pound. For the three months ended September 30, 2026, the foreign currency impact of TISE on our condensed consolidated revenues and expenses was not material.
Equity Risk
Our investment in TISE with functional currency of British pound is exposed to volatility in currency exchange rate through translation of our net assets or equity to U.S. dollar. The translation of the non-U.S. dollar statement of financial condition into U.S. dollar, our reporting currency, results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive income, net within stockholders' equity on our condensed consolidated balance sheets. As of September 30, 2026, our net equity investment in TISE amounted to $106.1 million and a 10% change in British pound foreign currency exchange rate would result in a $10.6 million impact on our consolidated equity.
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
Through MIAX Futures, the Company is exposed to further credit risk through our clearing operations. MIAX Futures holds material amounts of clearing participant collateral, both cash and non-cash deposits, which are held or invested primarily to provide security of capital while minimizing credit risk as well as liquidity and market risks. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk — Credit risk to MIAX Futures comes primarily from two sources, which are the potential default or insolvency of a clearing participant or the insolvency of a settlement bank. Credit risk from clearing participants stems from the potential risk of non-performance by a participant to satisfy its obligations, financial or otherwise, to the clearing house. MIAX Futures attempts to mitigate credit risk posed by clearing participants through a variety of methods, such as marking open positions to market twice daily and requiring clearing participants to make security deposits and pledge margin based upon open positions held at MIAX Futures. Furthermore, MIAX Futures uses risk-based margin methodologies and models to estimate volatilities and determine appropriate margin requirements expected to cover exposures and reduce credit risk posted by market fluctuations. MIAX Futures clears physically delivered contracts and as such may face large credit exposures should a participant fail to perform on its delivery obligations. To mitigate this risk, MIAX Futures closely monitors clearing participant exposures during the delivery period and applies product-specific heightened risk management standards through its rules. As to credit risk of settlement banks, MIAX Futures rules require that clearing participants maintain accounts at a settlement bank approved by MIAX Futures. In addition, MIAX Futures monitors approved settlement and counterparty banks on an ongoing basis by performing financial reviews that evaluate, among other items, a bank’s capital resources and liquidity.

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
•Liquidity Risk — Liquidity risk is the risk MIAX Futures may not be able to meet its payment obligations on time. To help mitigate this risk, MIAX Futures monitors its liquidity requirements closely and maintains funds and assets in a manner which attempts to minimize the risk of loss or delay in the access by the clearing house to such funds and assets. For example, liquidity risks posed by clearing participants are addressed through the collection of margin and the posting of security deposits. On a daily basis, MIAX Futures calculates performance bond requirements for all of its clearing participants’ portfolios and requires that clearing participants post funds to the clearing house to cover its margin requirement. MIAX Futures maintains a line of credit that could be drawn upon to increase liquidity in the event of a default of a clearing participant. Lastly, MIAX Futures holds sufficient liquid resources that will enable it to meet its intraday, same-day and multi-day obligations to perform settlements with a high degree of of confidence under a wide range of stress scenarios.
•Market Risk — Market risk, including procyclicality, is another source of risk faced by MIAX Futures. To help mitigate market risk, the clearing house establishes performance bond requirements designed to limit the likelihood of procyclical changes in such requirements and mitigate costly and disruptive adjustments to performance bond requirements in periods of high market volatility. Specifically, MIAX Futures rules provide that when calculating performance bond requirements, the clearing house will include measures designed to limit procyclicality that are equivalent to at least one of the options listed in Article 1, paragraph 2(b) of the European Commission’s Implementing Decision 2016/377, when required.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) that have occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
For the three months ended September 30, 2026, we issued and sold the securities described below without registration under the Securities Act.
From July 1, 2026 through September 30, 2026, we issued an aggregate of 121,970 shares of common stock in connection with (i) the conversion of semi-annually accrued but unpaid interest under a promissory note in the principal amount of $1,518,559, and (ii) the exercise of warrants by certain of our holders for $175,000 in cash consideration and the surrender of 128,468 shares of common stock pursuant to cashless exercises.

Issuance Date	Total Number of Shares Issued	Aggregate Consideration
7/1/2026	2,939	Conversion of $60,243 worth of accrued but unpaid interest under a convertible promissory note at a price per share of $20.50.
8/19/2026	6,866	Surrender of 5,634 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $20.00 per share.
8/25/2026	12,500	$175,000.00
8/28/2026	9,255	Surrender of 13,244 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $26.00 per share.
9/1/2026	40,200	Surrender of 59,800 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $26.00 per share.
9/16/2026	50,210	Surrender of 49,790 shares of common stock pursuant to the cashless exercise of warrants with an exercise price of $21.00 per share.
The transactions described above did not involve any underwriters, underwriting discounts or commissions or any public offering. The issuances of the securities described above were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.
(b) Use of Proceeds
None.
(c) Purchase of common stock from employees
The table below reflects the acquisition of common stock by the Company in the three months ended September 30, 2026. These shares consisted of shares retained to cover tax withholding obligations in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31, 2026	—	$—
August 1 to August 30, 2026	194,118	$42.41

September 1 to September 30, 2026	16,283	$42.54
Total	210,401	$42.48
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Executive Officers and Directors
The directors and officers who informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026, are described in the table below. Each such plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

Name and Title	Action	Date Adopted	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Judson Gray Teekell Director	Adopted	8/10/2026	up to 28,600 shares to be sold	9/30/2027
John Smollen Executive Vice President, New Product Development	Adopted	9/11/2026	up to 61,590 shares to be sold	8/15/2028
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
Date: November 2, 2026

MIAMI INTERNATIONAL HOLDINGS, INC.

By:	/s/ Thomas P. Gallagher
Thomas P. Gallagher
Chairman and Chief Executive Officer

By:	/s/ Lance Emmons
Lance Emmons
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)